Form 10-Q
period 2021-09-30
GeoSolar Technologies, Inc.
filed 2021-11-08
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-255887

GEOSOLAR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	3585
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)

85-4106353	1400 16th Street, Ste 400, Denver, CO 80202
(IRS Employer I.D. Number)	(Address, including zip code, and telephone number including area of principal executive offices)

720-932-8109

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.     Yes ☐          No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐       No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,875,000 shares of common stock outstanding as of November 8, 2021.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

i

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

GeoSolar Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$7,325	$1,100
Prepaid expenses	60,551	–
Total current assets	67,876	1,100

Total assets	$67,876	$1,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$183,271	$–
Accounts payable, related party	70,000	–
Accrued expenses	415,943	–
Related party advances	100	100
Advances	60,000	6,000
Note payable	52,011	–
Total current liabilities	781,325	6,100
Total liabilities	781,325	6,100

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,875,000 and no shares issued and outstanding, respectively	4,488	–
Additional paid in capital	4,289,210	–
Accumulated deficit	(5,007,147)	(5,000)
Total stockholders' deficit	(713,449)	(5,000)
Total liabilities and stockholders' deficit	$67,876	$1,100

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Statement of Operations

For the three and nine months ended September 30, 2021

(Unaudited)

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

Operating expenses:
General and administrative	$317,039	$4,939,048
Research and development	25,810	62,035

Total operating expenses	342,849	5,001,083

Operating expenses:
Interest expense	(1,064)	(1,064)

Total other expenses	(1,064)	(1,064)

Net loss	$(343,913)	$(5,002,147)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	44,626,648	33,459,934

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2021

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2020	–	$–	$–	$(5,000)	$(5,000)

Founder shares issued for cash and services	7,525,000	752	–	–	752

Common shares issued for cash and services	7,615,000	762	1,141,489	–	1,142,251

Units issued for cash	1,875,000	188	374,812	–	375,000

Common shares issued to Fourth Wave Energy, Inc.	10,000,000	1,000	–	–	1,000

Net loss	–	–	–	(1,762,299)	(1,762,299)

Balance, March 31, 2021	27,015,000	2,702	1,516,301	(1,767,299)	(248,296)

Common shares issued for cash and services	16,760,000	1,676	2,512,324	–	2,514,000

Units issued for cash	700,000	70	139,930	–	140,000

Net loss	–	–	–	(2,895,935)	(2,895,935)

Balance, June 30, 2021	44,475,000	4,448	4,168,555	(4,663,234)	(490,231)

Units issued for cash	400,000	40	79,960	–	80,000

Stock based compensation	–	–	40,695	–	40,695

Net loss	–	–	–	(343,913)	(343,913)

Balance, September 30, 2021	44,875,000	$4,488	$4,289,210	$(5,007,147)	$(713,449)

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Statement of Cash Flows

For the nine months ended September 30, 2021

(Unaudited)

Nine months ended
September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,002,147)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	3,695,508
Net change in:
Prepaid expenses	3,005
Accounts payable	183,271
Accounts payable, related party	70,000
Accrued expenses	415,943

CASH FLOWS USED IN OPERATING ACTIVITIES	(634,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances	(16,000)
Proceeds from advances	70,000
Repayment on note payable	(11,545)
Proceeds from issuance of common stock and warrants	598,190

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	640,645

NET CHANGE IN CASH	6,225
Cash, beginning of period	1,100
Cash, end of period	$7,325

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expense	$–
Cash paid for income taxes	$–

NON-CASH TRANSACTIONS
Financing of prepaid insurance premiums	$63,556

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited interim financial statements of GeoSolar Technologies, Inc. (“we”, “our”, “GeoSolar” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020, as reported in the Form S-1 of the Company, have been omitted.

On March 9, 2021, Fourth Wave Energy, Inc. (“Fourth Wave”) sold the GeoSolar Plus System (the “GSP system”) to us for 10,000,000 shares of our common stock and the assumption of $379,850 in liabilities associated with consulting agreements previously signed by Fourth Wave.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements involved the valuation of common stock and stock based compensation.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and accounts payable. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2.      Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2021, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 3.      Related Party Transactions

During the period of December 2, 2020 (inception) through December 31, 2020, the Company’s sole director advanced the Company $100. The advance is unsecured, non-interest bearing and is payable on demand. As of September 30, 2021 and December 31, 2020, the advances related party totaled $100.

Note 4.      Note payable and Advances

Advances

During the period of December 2, 2020 (inception) through December 31, 2020, the Company received advances of $6,000 from an investor to pay operating expenses. The advance is unsecured, non-interest bearing and payable on demand. During the nine months ended September 30, 2021, the Company received $70,000 in advances from shareholders and repaid $16,000 in advances. As of September 30, 2021 and December 31, 2020, the advances totaled $60,000 and $6,000, respectively.

Note payable

In June 2021, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $90,826 for a one year policy period. The Company financed $63,556 of the policy over a nine month period. The monthly payments under the agreement are due in ten installments of $6,666, at an annual interest rate of 6.80%.

Note 5.      Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

During the nine months ended September 30, 2021, the Company issued 7,525,000 shares of its common stock to founders at par value of $0.0001 per share. The Company received proceeds of $752 related to the issuance of shares.

During the nine months ended September 30, 2021, the Company issued 10,000,000 shares of its common stock to Fourth Wave related to the transfer of their technology at par value of $0.0001 per share. This transaction was contemplated at the founding of our Company and valued at $0.0001 which was the same price the founders paid for common stock. As a result of this transaction, Fourth Wave is a significant shareholder of the Company.

During the nine months ended September 30, 2021, the Company issued 24,375,000 shares of its common stock valued at $0.15 per share and received proceeds of $2,438. Based on the estimated fair value using the cash selling price at the time of issuance, the Company recognized an expense of $3,653,813 related to the issuance of shares and services received.

During the nine months ended September 30, 2021, the Company sold 29.75 Units at a price of $20,000 per Unit to a group of private investors for proceeds of $595,000. Each Unit consists of 100,000 shares of the Company's common stock and 50,000 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $2.00 per share at any time on or before December 31, 2024.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	–	$–
Granted	1,487,500	2.00
Exercised	–	–
Forfeited and expired	–	–
Outstanding at September 30, 2021	1,487,500	$2.00

As of September 30, 2021, all outstanding warrants are exercisable and have a weighted average remaining term of 3.25 years. There was no intrinsic value of the outstanding warrants as of September 30, 2021.

Stock Options

On August 1, 2021, the Company granted 3,750,000 options to an officer and employees of the Company. The options have a ten-year term and have an exercise price of $0.10 per share. The fair value of the options at issuance was $732,508.

During the nine months ended September 30, 2021, the Company recognized $40,695 of expense related to outstanding stock options leaving $691,813 of unrecognized expenses related to options. As of September 30, 2021, the outstanding stock options have a weighted average remaining term of 9.84 years and an aggregate intrinsic value of $187,500.

Note 6.      Commitments and Contingencies

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the nine months ended September 30, 2021, the Company recognized $135,000 of expense related to this agreement. As of September 30, 2021, the Company has accrued $70,000 of compensation in accounts payable, related party.

During the nine months ended September 30, 2021, the Company assumed $379,850 of liabilities associated with consulting agreements to various employees and consultants.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We were incorporated in Colorado on December 2, 2020. We acquired all rights to what we call the GSP system on March 9, 2021 from Fourth Wave Energy, Inc ("FWAV") in return for the issuance of up to 10,000,000 shares of our common stock to FWAV. FWAV plans to distribute (“Spin-Off”) these shares to its shareholders on the basis of one share of our common stock for every four shares held by a Fourth Wave shareholder.

We also assumed all liabilities (approximately $380,000) associated with seven consulting agreements previously signed by FWAV. The agreements with the consultants generally provided that the consultants would advise FWAV in matters concerning the development of natural energy systems, referred to as the "GSP system", in newly built and existing residences as well as new apartments and commercial buildings. Although these consulting agreements have since expired, we still owe approximately $380,000 to the former consultants.

GSP System

The GSP system is based on combining solar power and other energy efficient technologies into one fully integrated system. The GSP system is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings.

The GSP system is:

•	Powered by solar photovoltaics and is managed with direct current advanced energy management controls

•	Uses:

°	Geothermal heating and cooling
°	Efficient HVAC;
°	LED lighting;
°	Solar energy for hot water heating;
°	Improved insulation; and
°	Advanced air filtration and ventilation.

We plan to use a national network of home improvement contractors throughout the US to market and install the GSP system directly to homeowners. GST will retain the rights to the sales and installation of the System in the state of Colorado

We plan to use independent subcontractors to replace a home’s existing heating and air conditioning system with the GSP system. We estimate that the removal of an existing HVAC system and the installation of the GSP system will cost approximately $39,000 after tax credits and require approximately 20 days to complete.

It is believed the installation of the GSP system will result in a more valuable, cleaner and healthier home and is highly economic for the homeowner.

We believe the GSP system represents an important advancement in the way homes are cooled, heated and powered and that the market for the GSP system will be substantial.

As of September 30, 2021 we were in the development stage.

1

Results of Operations

We cannot compare our results of operations for the three and nine months ended September 30, 2021 with the prior periods since we were not incorporated until December 2, 2020.

Liquidity and Capital Resources

Our sources and (uses) of cash for the nine months ended September 30, 2021 and 2020 were:

2021
$
Cash used in operations	(634,420)
Repayment of advances	(16,000)
Proceeds from advances	70,000
Repayments of note payable	(11,545)
Proceeds from sale of common stock and warrants	598,190

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2021, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

There is no assurance that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Significant Accounting Policies

See Note 1 to the Financial Statements included as part of this report for a description of our Significant Accounting Policies.

2

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective   as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 8, 2021	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass, Principal Executive, Financial and Accounting Officer

5