Form 10-K
period 2021-12-31
GeoSolar Technologies, Inc.
filed 2022-03-31
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2021

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 333-212055

GEOSOLAR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	85-4106353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 16th Street, Ste 400, Denver, CO 80202

Address of principal executive offices

(720) 932-8109

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was $0.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 59,850,000 shares of common stock as of March 31, 2022.

i

PART I

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	Technological changes in the solar energy industry;
•	Our operating costs and other costs of doing business;
•	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our solar energy systems;
•	Changes in our business strategy, plans and goals;
•	Acts of God such as floods, earthquakes, and any other natural disasters; and
•	The impact of the COVID-19 Coronavirus.

This list, together with the factors identified in the Risk Factors section of this report, is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations, and opinions only as of the date of this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1.	BUSINESS

We were incorporated in Colorado on December 2, 2020. We acquired all rights to the GSP system on March 9, 2021 from Fourth Wave Energy, Inc ("FWAV") in return for the issuance of up to 10,000,000 shares of our common stock to FWAV.

We also assumed all liabilities (approximately $380,000) associated with seven consulting agreements previously signed by FWAV. The agreements with the consultants generally provided that the consultants would advise FWAV in matters concerning the development of natural energy systems, referred to as the "GSP system", in newly built and existing residences as well as new apartments and commercial buildings. Although these consulting agreements have since expired, we still owe $380,000 to the former consultants.

We plan to install natural energy systems, referred to as the GeoSolar Plus System (the “GSP system”) in newly built and existing residences as well as green new apartments and commercial buildings. The GSP System is based on combining solar power, geothermal ground sourced energy and other clean energy technologies into one fully integrated system.  Our GSP system is designed to significantly reduce energy consumption and associated carbon emissions and improve the atmospheric and indoor air quality in residences.

Our business strategy is to form strategic dealership/licensing agreements with local solar power and plumbing companies making them our installation partners for the sale and installation of the GSP system.

Through our strategic dealership/licensing agreements we plan to grant all homeowners that purchase a GSP system a 25-year warranty and 100% financing through our anticipated licensees, of which we currently do not have any and we cannot guarantee that we will find any licensees that will be adequate to our business plans.

The Company through research and testing has developed, successfully tested, and is preparing to launch its first commercial product, a patent pending new system called GeoSolar Plus for powering homes that creates all the energy a homeowner uses with no carbon emissions or utility bills.

Solar Energy Overview

Solar power is energy from the sun that is converted into thermal or electrical energy. Solar energy is the cleanest and most abundant renewable energy source available. Solar technologies can harness this energy for a variety of uses, including generating electricity, providing light or a comfortable interior environment, and heating water for domestic, commercial, or industrial use.

There are three main ways to harness solar energy: photovoltaic, solar heating and cooling, and concentrating solar power. Photovoltaics generate electricity directly from sunlight via an electronic process and can be used to power anything from small electronics such as calculators and road signs up to homes and large commercial businesses. Solar heating and cooling (SHC) and concentrating solar power (CSP) applications both use the heat generated by the sun to provide space or water heating in the case of SHC systems, or to run traditional electricity-generating turbines in the case of CSP power plants.

Solar energy is a very flexible energy technology: it can be built as distributed generation (located at or near the point of use) or as a central-station, utility-scale solar power plant (similar to traditional power plants). Both of these methods can also store the energy they produce for distribution after the sun sets, using new solar and storage technologies.

In the last decade alone, solar has experienced an average annual growth rate of 48%. Thanks to strong federal policies like the solar Investment Tax Credit, rapidly declining costs, and increasing demand across the private and public sector for clean electricity, there are now nearly 100 gigawatts (GW) of solar capacity installed nationwide, enough to power 18.9 million homes.

The cost to install solar has dropped by more than 70% over the last decade, leading the industry to expand into new markets and deploy thousands of systems nationwide. Prices as of Q4 2021 are at their lowest levels in history across all market segments. An average-sized residential system has dropped from a pre-incentive price of $40,000 in 2010 to roughly $20,000 for average 8 kilowatts (KW) system today.

Solar has ranked first or second in new electric capacity additions in each of the last years. In 2019, 40% of all new electric capacity added to the grid came from solar, the largest such share in history. Solar's increasing competitiveness against other technologies has allowed it to quickly increase its share of total U.S. electrical generation - from just 0.1% in 2010 to more than 3.0% today.

Homeowners and businesses are increasingly demanding solar systems that are paired with battery storage. While this pairing is still relatively new, the growth over the next five years is expected to be significant. By 2025, more than 25% of all behind-the-meter solar systems will be paired with storage, compared to under 5% in 2019.

The residential solar market experienced a record year in 2019 as costs continued to fall and solar expanded into more state markets. While California had its strongest year ever due to the emergence of solar storage as a remedy for disruptive power shutoffs, emerging markets also enjoyed strong growth. Future growth is expected across the country as prices continue to fall and combined solar + storage systems become increasingly viable.

GSP System

Our patent pending and proprietary GeoSolar Plus SmartGreen™ (GSP) all electric home energy system that will provide all the energy required for heating, cooling, cooking, powering, electric vehicle charging, and air purification within either existing or new homes. We are preparing to launch an aggressive rollout of the system targeting the new home and retrofit residential markets in the first quarter of 2022.

Our SmartGreen™ home system combines the powerful natural energy from solar and geothermal sources - energy radiated from the earth’s core - with electric heat pumps, air purification and monitoring, backup battery storage, all electric appliances, electric vehicle charging and a home automation central software system that operates every component for powering the home.

Potential benefits include:

•	Little to no utility bills for life
•	No carbon emissions from operation of home
•	Increased home value
•	Significantly healthier living environment
•	Clean, quiet and efficient living
•	Saves money and provides tax benefits

The entire system installs quickly and improves the home value from day one. We know of no other company that has the complete turnkey whole home system that the Company is launching.

The GSP system is based on combining solar power and other energy efficient technologies into one fully integrated system. The GSP system is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings.

The GSP system is:

•	Powered by solar photovoltaics and is managed with direct current advanced energy management controls

Uses:

o	Geothermal heating and cooling

-	Efficient HVAC;
-	LED lighting;
-	Solar energy for hot water heating;
-	Improved insulation; and
-	Advanced air filtration and ventilation.

We plan to use a national network of solar installers and home improvement contractors throughout the US to market and install the GSP system directly to homeowners. The Company will retain the rights to the sales and installation of the GSP system in Colorado

We plan to use independent subcontractors to replace a home’s existing heating and air conditioning system with the GSP system. We estimate that the removal of an existing HVAC system and the installation of the GSP system will require approximately 30 days to complete.

It is believed the installation of the GSP system will result in a more valuable, cleaner and healthier home and is highly economic for the homeowner.

The GSP system will symbolize an important advancement in the way homes are cooled, heated and powered and that the market for the GSP system will be substantial.

A rendering of the GSP system follows:

Tiered Installation Levels

We plan to offer the GSP system installation packages in three tiers (Silver, Gold, and Platinum). This way we can tailor to the specific needs of each individual homeowner. The average new or existing home installation costs approximately $59,500 after 26% federal tax credits and potential state tax credits that could be available on a state by state basis.

The system can be 100% financed at low interest rates or added to a mortgage. We estimate that the payments will likely be less than the homeowner’s current utility bills.

As of the date of this Offering Circular the Company has installed one GSP system and had contracts, which will provide us with gross revenue of approximately $20,000, for the installation of other GSP systems. The one GSP system we installed was to test the system in a "live" environment and the amount we received for installing the system was credited to research and development expenses. There have been 29 GSP systems installed, 28 of the GSP systems were installed by the inventor of the GSP system that we acquired.

Geothermal Heat Pump Overview

Description

A geothermal heat pump system is an electrically powered heating and cooling system that transfers heat between your house and the earth using fluid circulated through long loops of underground pipes. In principle, a geothermal heat pump functions like a conventional heat pump, by using high-pressure refrigerant to capture and move heat between indoors and out. The difference is that conventional systems gather their heat—and get rid of it—through the outside air. Geothermal systems, in contrast, transfer heat through long loops of liquid-filled pipes buried in the ground.

As with ordinary heat pumps, the refrigerant in a geothermal heat pump runs in a loop through a compressor, condenser, expansion valve, and evaporator, collecting heat at one end and giving it up at the other. The direction of refrigerant flow, which is controlled by the reversing valve, determines whether heat is moving into the house in winter or being pulled out of it in summer. With the addition of a desuperheater, residual warmth from the system can also supplement a conventional water heater, further reducing energy bills.

We believe that the GSP system will be an integral part of making homes more efficient, as this will potentially cut home heating and cooling bills by an estimated 30 to 70 percent. Further benefits will include the elimination of noisy outdoor compressors and fans. Lastly, and for the benefit of the earth, the geothermal heating and cooling will reduce greenhouse gas emissions by greatly reducing the amount of gas and energy people use to heat and cool homes.

Installation

We will install an indoor heat pump which will use a basic refrigeration cycle—evaporation, compression, condensation, and expansion—to capture and disburse heat from and to the ground to warm the house in winter and cool it in summer. We estimate that it will cost around $15,000–$20,000 to install each system, including ground loops, heat pump, and controls.

A geothermal heating system is not difficult to retrofit with a standard heating ventilation and air conditioning system to a ground-source system, as long as burying the ground loop is feasible. A house will need air ducts to distribute cool air on hot days. Those same ducts can provide warm air in winter.

Some geothermal heat pumps can hook up to an existing air handler, other units come with their own integral air handler. Houses with hot-water heating can use geothermal systems, too, although additional radiators may be needed because these systems do not reach the higher temperatures of fuel-fired boilers.

Upon installation we will need to bury approximately 1,500 to 1,800 feet for a typical 2,000-square-foot home. This can be done generally in several ways. The first set up would be for a house on a large property where we could bury the pipes horizontally in approximately four-foot-deep trenches around the property, the second method would be used for houses on smaller properties or properties that are not good for trenching, in that instance we would need to drill several holes approximately three hundred feet straight down into the ground, and a third method would be available if there was an adequate sized body of water close to the home, in that situation we could run the pipes and coil them at the bottom of the pond. In the second method the drilling of the holes would add approximately 50% to the cost of installation.

Efficiency

We plan to use super-efficient geothermal heat pumps. These heat pumps will provide clean, quiet heating and cooling while potentially cutting utility bills by up to 70 percent.

It is estimated that it takes only one kilowatt-hour of electricity for a geothermal heat pump to produce nearly 12,000 Btu of cooling or heating. (To produce the same number of Btus, a standard heat pump on a 95-degree day consumes 2.2 kilowatt-hours.) Geothermal systems are twice as efficient as the top-rated air conditioners and almost 50 percent more efficient than the best gas furnaces, all year round.

Another advantage is that there is no need for a noisy outdoor fan to move air through the compressor coils. Geothermal units simply pump liquid, so they can be placed indoors, safe from the elements. Most geothermal units come with 10-year warranties, but they can last much longer.

Markets and Marketing

The renewable energy and efficiency market involves suppliers, distributors, manufacturers, and contractors; therefore, we plan to establish and maintain a loyal business relationships with all parties.

Technology for solar modules, battery storage, and energy efficiency products is constantly advancing, making it more affordable to create a more clean and sustainable energy. Renewable energy is one of the fastest growing industries worldwide. Showing continued growth from solar photovoltaic systems to electrification of vehicles. Due to the ever-changing climate, we will strive to stay relevant and adapt to ongoing environmental and regulatory changes and continuing to expand our business model to branch out with complimentary services.

Some new potential products, services and markets are as follows:

•	Bidirectional charge controllers using electric vehicles
•	Holistic approach to residential decarbonization through integration of envelope improvements, electrification and transitioning to heat pumps
•	JV with builders on development of electric zero carbon apartments
•	Warehouse conversions to electric
•	Neighborhood community green energy retrofits

Sales and Marketing

Our business strategy is to form strategic dealership/licensing agreements with local solar power and plumbing companies making them our installation partners for the sale and installation of the GSP system.

Through our strategic dealership/licensing agreements we plan to grant all homeowners that purchase a GSP system a 25-year warranty and 100% financing through our partners. We are particularly excited about the Arizona and Colorado markets and plan to have a major presence in both states. Additionally, we plan to expand rapidly to Texas, California, New Mexico, Utah and Nevada, where solar power is currently most prevalent.

We will potentially seek mergers and/or acquisitions with solar installers, geothermal installers and potentially product manufacturers to integrate our technology and application with their services and product line. This way, we do not need to spend as many funds on customer acquisition to expand into new territories, as we can use existing local providers and their existing customer base, which should save time and money.

Renewable Energy

Renewable energy is defined as energy supplies that derive from non-depleting sources such as solar, wind and certain types of biomass. Renewable energy reduces dependence on imported and increasingly expensive oil and natural gas. In addition, growing environmental pressures, increasing economic hurdles of large power generation facilities and U.S. National Security interests are favorable drivers for renewable energy. Renewable energy, including solar and wind power, is the fastest growing segment of the energy industry worldwide.

Solar power, subsequent to installation, is an environmentally benign, locally sourced renewable energy source that can play an immediate and significant role in assisting global economic development, forging sustainable global environmental and energy policies, and protecting national security interests.

Competition

The markets we plan to serve are highly fragmented with numerous small and regional participants and several large nationally based companies. Competition in the markets we plan to serve will be based on a number of considerations, including our ability to excel at timeliness of delivery, technology, applications experience, know-how, reputation, product warranties, service and price. Demand for our products can vary period over period depending on conditions in the markets we serve. We believe our future product quality reliability, and safety supported by advanced manufacturing and operational excellence will differentiate us from many of our competitors, including those competitors who often offer products at a lower price.

Overall, the competitive environment of the renewable energy industry is very tense despite its market size. The Company competes with other distributors, installers such as Vivint, Tesla, SunPower, Sunnova, and many companies that install geothermal pumps and piping such as WaterFurnace and Dandelion Energy, to name some of the other renewable energy companies that are currently in our industry. These competitors possess significantly greater financial and non-financial resources, manufacturing capacity, well established business models and distribution channels and branding.

Patents and Trademarks

The trademarks currently owned by the Company, and for which it intends to seek federal transaction registration are the marks, GeoSolar Technologies, SmartGreen™ and Leading the Clean Electric Home Revolution™. The Company may federally register other trademarks in the future as the need arises. The Company on May 17, 2021, applied for a United States Patent on its System to Decarbonize, Ventilate and Electrify a Dwelling. This application is currently in provisional status and is application number 63/189,629.

Regulation

We face extensive government regulation both within and outside the U.S. relating to the development, installation, marketing, sale and distribution of our renewable energy products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to the section entitled “Risk Factors—Risks Related to Our Businesses.”

We are not a “regulated utility” in the United States under applicable national, state or other local regulatory regimes where we conduct business.

To operate our systems we obtain interconnection agreements from the applicable local primary electricity utility. Depending on the size of the solar energy system and local law requirements, interconnection agreements are between the local utility and either us or our customer. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are required once interconnection agreements are signed. We maintain a utility administration function, with primary responsibility for engaging with utilities and ensuring our compliance with interconnection rules.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety.

Federal and/or state prevailing wage requirements, which generally apply to any “public works” construction project that receives public funds, may apply to installations of our solar energy systems on government facilities. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies. Our Sole Officer and Director monitor and coordinate our continuing compliance with these regulations.

Seasonality

We do not expect any seasonality in our business.

Employees

We have one full-time employee, that being our sole officer. We anticipate adding additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating needed staff in large part because of our Remote Work corporate structure that allows for location and time flexibility.

Intellectual Property

We may rely on a combination of patent, trademark, copyright, and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases, and our brand.

We plan to have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us. In addition, in the future we will have a policy requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Offices

Our offices are located at 1400 16th Street, Ste. 400, Denver, CO 80202 under a renewable month to month lease at a cost of approximately $300 per month.

ITEM 1A.	RISK FACTORS

The price of our common stock may be materially affected by a number of risk factors, including those summarized below:

The Company has only a limited operating history with respect to its new business and may never be profitable.

Since the Company only recently began its new business, it is difficult for potential investors to evaluate the Company’s future prospects. The Company will need to raise enough capital to be able to fund its operations. There can be no assurance that the Company will be profitable or that the Company's securities will have any value.

Any forecasts the Company makes concerning its operations may prove to be inaccurate. The Company’s prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development.

As of the date of December 31, 2021 the Company had installed one GSP system to test the system in a "live" environment and the amount we received for installing the system was credited to research and development expenses. The Company has installed one unit as a test bed, but the inventor of our system has installed twenty eight units using our system. There can be no assurance that the Company will generate any material revenue from the sale of the Company's GSP systems.

We have a history of losses and have not generated revenue.

During the year ended December 31, 2021, we had a net loss of $6,694,910. There can be no assurance that we will ever be profitable.

The Company needs capital to implement its business plan.

The Company needs capital in order to operate. The Company will not receive any capital from this offering and as a result, will need to raise the capital it needs in future offerings of its securities. The Company does not know what the terms of any future capital raising may be, but any future sale of the Company’s equity securities will dilute the ownership of existing stockholders and could be at prices substantially below the market price of the Company's common stock, should be a public market ever develop for the Company's common stock. The failure of the Company to obtain the capital which it requires may result in the slower implementation of the Company’s business plan.

Expiration of Tax Credits

The sale of solar and geothermal energy system has benefitted from federal investment tax credits which lowers the effective cost of these systems to homeowners. However, these tax credits are set to expire in 2024. Although there is hope that these tax credits will be extended, there can be no assurance that they will be extended in which case the net cost of the GSP system to the homeowner will increase significantly.

Our business and results of operations are dependent on the availability, skill and performance of subcontractors.

We will use subcontractors and licensees to install our GSP systems. Accordingly, the timing and quality of our installations will depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors, we do not have any contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will be available at reasonable rates. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business.

We may discover that our subcontractors have engaged in improper construction practices or have installed defective materials. When we discover these issues, we will use other subcontractors to make repairs as required by law. The costs of repairs in these instances may be significant and we may be unable to recover the costs of repairs from subcontractors, suppliers and insurers, which could have a material impact on our business. We may also suffer damage to our reputation from the actions of subcontractors, which are beyond our control.

The clean energy industry is highly competitive and if our competitors are more successful or offer better value to our customers, our business could decline.

We will operate in a very competitive environment. Additionally, there are relatively low barriers to entry into our business. We will compete with large national and regional companies, almost all of which have greater financial and operational resources than we have, and with smaller local companies. We may be at a competitive disadvantage with regard to certain large national and regional competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any regional economic downturn. All of our competitors have longer operating histories and longstanding relationships with subcontractors and suppliers. This may give our competitors an advantage in marketing their products and securing materials and labor at lower prices.

If we are unable to compete effectively, our results of operations and financial condition will be adversely affected. We can provide no assurance that we will be able to compete successfully.

We will be subject to warranty and liability claims arising in the ordinary course of business, so our new model is that we are licensing our technology to others who will be performing the work and issuing the warranties.

We will be subject to construction defect, product liability and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the construction industry and can be costly. There can be no assurance that the installation of our GSP systems will be free from defects once completed and any defects attributable to us may lead to significant contractual or other liabilities. We will maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become costlier.

Potential competitors could duplicate our business model.

There is no aspect of our business which is protected by patents, copyrights, trademarks, or trade names at this time. As a result, potential competitors could duplicate our business model with little effort. Although we plan to file for federal patent protection on the GSP system, there are no assurances the patents will be issued.

We may not be able to effectively manage our growth, which would impair our results of operations.

The Company intends to expand the scope of its operating activities significantly. If the Company is successful in executing its business plan, it will experience business growth that could place a significant strain on operations, finances, management, and other resources.

The ability to effectively manage growth may require the Company to substantially expand the capabilities of administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that the Company will be successful in recruiting and retaining new employees or retaining existing employees.

The Company cannot provide assurances that management will be able to manage this growth effectively. The failure to successfully manage growth could materially adversely affect its business, financial condition or results of operations.

The Company is dependent on its management and the loss of any of its officers could harm the Company’s business.

The Company’s future success depends largely upon the experience, skill, and contacts of the Company’s officers. The loss of the services of these officers may have a material adverse effect upon the Company’s business.

We may face business disruption and related risks from the recent pandemic of the novel coronavirus 2019 (COVID-19) which could have a material adverse effect on our business.

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020.  International stock markets reflect the uncertainty associated with the slow-down in the economy. The reduced levels of international travel experienced since the beginning of January and the significant declines in the Dow Industrial Average were largely attributed to the effects of COVID-19. We are still assessing the impact COVID-19 may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.  The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

We may become subject to litigation, which could materially and adversely affect us.

In the future, we may become subject to litigation or enforcement actions, including claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

As of March 31, 2022, there was no public market for our common stock.

As a result, you may be unable to sell your shares of our common stock.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity for our common stock if and when it is publicly-traded.

Trades of the Company’s common stock, should a market ever develop, may be subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

You may have difficulty depositing your shares with a broker or selling shares of our common stock which you acquire in this offering.

Many securities brokers will not accept securities for deposits and will not sell securities which:

•	are considered penny stocks or
•	trade in the over-the-counter market

Further, for a securities broker which will, under certain circumstances, sell securities which fall under any or all of the categories listed above, the customer, before the securities broker will accept the shares for deposit, must often complete a questionnaire detailing how the customer acquired the shares, provide the securities broker with an opinion of an attorney concerning the ability of the shares to be sold in the public market, and pay a “legal review” fee which in some cases can exceed $1,000.

For these reasons, investors in this offering may have difficulty selling shares of our common stock.

We are an Emerging Growth Company, subject to less stringent reporting and regulatory requirements of other publicly held companies and this status may have an adverse effect on our ability to attract interest in our common stock.

We are an Emerging Growth Company as defined in the JOBS Act. As long as we remain an Emerging Growth Company, we may take advantage of certain exemptions from various reporting and regulatory requirements that are applicable to other public companies that are not emerging growth companies. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 31, 2022, there was no public market for our common stock.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 20,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management. As of March 31, 2022, no preferred shares were outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Colorado on December 2, 2020. We are currently in the development stage and have not earned any revenues.

Results of Operations

Operating expenses for the year ended December 31, 2021 and the period from December 2, 2020 (inception) through December 31, 2020 were $6,692,323 and $5,000, respectively Operating expenses during the year ended December 31, 2021 increased primarily due to the increase in the stock based compensation, consulting expenses, investor relations, officer compensation, and research and development.

Other Expenses for the year ended December 31, 2021 and the period from December 2, 2020 (inception) through December 31, 2020 were $2,587 and $0, which was interest expense related to a short term note payable, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $19,362 and we had working capital deficit of $845,170. We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties.   During the year ended December 31, 2021, we received $150,000 in proceeds from the sale of convertible notes, $70,000 in proceeds from advances and $598,230 from the sale of common stock and warrants.

Contractual Obligations

As of December 31, 2021, we did not have any material capital commitments.

Significant Accounting Policies

For a discussion of our significant accounting policies please see Note 2 to the audited financial statements included as part of this report. Management determined there were no critical accounting policies.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements as well as the reported amounts of expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. Management determined there were no critical accounting estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See financial statements included as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
A. Stone Douglass	74	Chief Executive, Financial, and Accounting Officer and a Director

Mr. Douglass has been the Chief Executive Officer and a Director of the Company since December, 2020. Mr. Douglass has been the:

•	Chief Financial Officer and a Director of David Kind, Inc., a Venice, California based online eyewear brand, since June 2013.
•	Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016.
•	Chief Financial Officer and a Director of P5 Systems, Inc., a San Diego based technology platform known as the Craig's List of cannabis, servicing the legal cannabis value chain, since March 2018.
•	Chief Executive Officer of Empire Global Gaming, Inc., a Long Island, N.Y. based owner of gambling games and gaming applications, between December 2018 and January 31, 2022.

Between July 2011 and December 2013 Mr. Douglass was the Chief Executive Officer of Ryderz Compound, Inc., a Carlsbad, California based action sports retailer. Ryderz was sold to Pacific Vector, Inc. in 2013. In 2014, Pacific Vector, Inc. filed for bankruptcy.

Between April 2008 and December 2010 Mr. Douglass was the Chief Executive Officer of RedEnvelope, Inc. a San Francisco based online gift site. Mr. Douglass was brought in to take RedEnvelope through bankruptcy. RedEnvelope filed a Chapter 11 bankruptcy petition on April 17, 2008 and was later sold to another online site. The creditors of RedEnvelope received 75% of the amounts owed to them by RedEnvelope.

Between September 2014 and May 2017 Mr. Douglass was the manager of HL Brands, LLC, a private firm manufacturing and selling apparel under the POPaganda brand and watches and bags under the Flud brand.

Between September 2014 and May 2017 Mr. Douglass was the Chairman of Artec Global Media, Inc., a publicly traded (ACTL:OTC Pink) media company.

On July 1, 2021, Mr. Douglass was appointed to serve as a member of the Board of Directors of Digipath, Inc. (DIGP:OTC Pink). On August 16, 2021, Mr. Douglass was appointed to serve as the Digipath’s Chief Financial Officer. Prior to his appointment as a director, Mr. Douglass had been serving as a consultant to the Digipath.

We believe Mr. Douglass is qualified to act as a director based upon his knowledge of business practices and, in particular, the regulations relating to public companies.

Mr. Douglass is not independent as that term is defined in Section 803 of the NYSE American Company Guide.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed. Our officers are appointed by our board of directors and serve at the discretion of the board.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Directors, to the extent required. Our Director believes that the cost of associated with such committees, has not been justified under our current circumstances.

Our Board of Directors has the ultimate responsibility to evaluate and respond to risks facing us. Our Board of Directors fulfills its obligations in this regard by meeting on a regular basis and communicating, when necessary, with our officers.

We have not adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions since we only have one executive office.

Holders of our common stock can send written communications to our entire Board of Directors, or to one or more Board members, by addressing the communication to “the Board of Directors” or to one or more directors, specifying the director or directors by name, and sending the communication to our corporate office. Communications addressed to the Board of Directors as whole will be delivered to each Board member. Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

A security holder communication not sent to the Board of Directors as a whole is not relayed to Board members which did not receive the communication.

ITEM 11.	EXECUTIVE compensation

Our executive officers will be compensated through the following three components:

•	Base Salary
•	Short-Term Incentives (cash bonuses)
•	Long-Term Incentives (equity-based awards)
•	Benefits

These components provide a balanced mix of base compensation and compensation that is contingent upon our executive officer’s individual performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. We want to ensure that the compensation programs are appropriately designed to encourage executive officer retention and motivation to create shareholder value. We believe that our shareholders are best served when we can attract and retain talented executives by providing compensation packages that are competitive but fair.

Base Salaries

Base salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other publicly traded mining companies of comparable size. The executive officer’s respective responsibilities, experience, expertise, and individual performance are considered.

Short-Term Incentives

Cash bonuses may be awarded at the sole discretion of the Board of Directors based upon a variety of factors that encompass both individual and company performance.

Long-Term Incentives

Equity incentive awards help to align the interests of our employees with those of our shareholders.   Equity based awards are made under our Equity Incentive Plan. Options are granted with exercise prices equal to the closing price of our common stock on the date of grant and may be subject to a vesting schedule as determined by the Board of Directors who administer the plan.

We believe that grants of equity-based compensation:

•	enhance the link between the creation of shareholder value and long-term executive incentive compensation;
•	provide focus, motivation, and retention incentive; and
•	provide competitive levels of total compensation

In addition to cash and equity compensation programs, executive officers participate in the health and welfare benefit programs available to other employees.

Equity Incentive Plan

We have an Equity Incentive Award Plan (the “Plan”) that reserves shares of common stock for issuance to plan participants in the form of incentive and non-qualified stock options, stock appreciation rights (“SARs”), and stock grants and units.  Each stock option awarded allows the holder to purchase one share of our common stock. The number of shares reserved for issuance under the Plan is equal to 15% of our outstanding shares of common stock as of the end of each calendar quarter.

The Plan is administered by our Board of Directors (or any committee subsequently appointed by the Board) and is vested with the authority to interpret the provisions of the Plan and supervise the administration of the Plan. In addition, the Board is empowered to select those persons who will participate in the Plan, to determine the number of shares subject to each award and to determine when, and upon what conditions, awards granted under the Plan will vest, terminate, or otherwise be subject to forfeiture and cancellation. The terms and conditions of any awards issued, including the price of the shares underlying each award are governed by the provisions of the Plan and any agreements with the Plan participants.

Incentive Stock Options

All of our employees are eligible to be granted incentive stock options pursuant to the Plan. Options granted pursuant to the Plan terminate at such time as may be specified when the option is granted.

The exercise price of each option cannot be less than 100% of the fair market value of our common stock at the time of the granting of the option provided, however, if the optionee, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the purchase price of the option shall not be less than 110% of the fair market value of the stock at the time of the granting of the option.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

At the discretion of the Board of Directors, options granted pursuant to the Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than 10% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Plans be exercisable by its terms after the expiration of ten years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors are eligible to receive non-qualified stock options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.

At the discretion of our Board of Directors options granted pursuant to the Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any option) is first exercisable.

Stock Appreciation Rights

SARs give the participant the right to receive the appreciation in value of one share of common stock of the Company. Appreciation is calculated as the excess of (i) the fair market value of a share of common stock on the date of exercise over (ii) the base value fixed by the Board on the grant date, which may not be less than the fair market value of a share of common stock on the grant date. Payment for SARs shall be made in cash, stock, or a combination thereof. SARs are exercisable at the time and subject to the restrictions and conditions as the Board approves, provided that no SAR may be exercised more than ten (10) years following the grant date.

Restricted Stock

A restricted stock award gives the participant the right to receive a specified number of shares of common stock at a purchase price determined by the Board (including and typically zero). Restrictions limit the participant’s ability to transfer the stock and subject the stock to a substantial risk of forfeiture until specific conditions or goals are met. The restrictions will lapse in accordance with a schedule or other conditions as determined by the Board, which might include the achievement of specified performance targets and/or continued employment of the participant until a specified date. As a general rule, if a participant terminates employment when the restricted stock is subject to restrictions, the participant forfeits the unvested restricted stock.

Restricted Stock Units ("RSU")

An RSU award gives the participant the right to receive common stock, or a cash payment equal to the fair market value of common stock (determined as of a specified date), in the future, subject to restrictions and a risk of forfeiture. The restrictions typically involve the achievement of specified performance targets and/or the continued employment or service of the participant until a specified date. Participants holding restricted stock units have no rights as a shareholder with respect to the shares of stock subject to their restricted stock unit award prior to the issuance of such shares pursuant to the award.

Stock Grants

A stock grant award gives the participant the right to receive (or purchase at such price as determined by the Board) shares of stock, free of any vesting restrictions. The purchase price, if any, for a stock grant award shall be payable in cash or in any other form of consideration acceptable to the Board. A stock grant award may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation owed to a participant.

Stock Units

A stock unit award gives the participant the right to receive shares of stock, or a cash payment equal to the fair market value of a designated number of shares, in the future, free of any vesting restrictions. A stock unit award may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation owed to a participant.

Other Information Regarding the Plan

In the discretion of the Board, any option granted pursuant to the Plan may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Plan and any options granted pursuant to the Plan or will be forfeited if the "vesting" schedule established by the Board administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain as our employee or the period of time a non-employee must provide services to us. At the time an employee ceases working for us (or at the time a non-employee ceases to perform services for us), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board payment for the shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. The exercise may be made through a "cashless" exercise or a combination of cash and shares of common stock at the discretion of the Board.

Awards are generally non-transferable except upon death of the recipient. Shares issued pursuant to the Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board when the shares were issued.

Our Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted.

As of December 31, 2021, we have issued 3,750,000 options, shares of common stock, or other awards pursuant to the Plan.

Compensation Table

The following table sets forth in summary form the compensation received by our Chief Executive Officer for the two fiscal years ended December 31, 2021:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total

A. Stone Douglass	2021	$180,000	–	$390,671	–	–	–	$570,671
	2020	–	–	–	–	–	–	–

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(5)	The dollar value of cash earned under the short-term incentive plan.
(6)	All other compensation that could not be properly reported in any other column.

The following shows the amount we expect to pay to Mr. Douglass and the amount of time Mr. Douglass expects to devote to our business during the year ending December 31, 2022.

	Projected Monthly	Percent of Time to Be
Name	Compensation	Devoted to our Business

A. Stone Douglass	$15,000	80%

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive Officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended. Mr. Douglass will receive a base annual salary of $180,000.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Equity Incentive Plan as of December 31, 2021, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)
Equity Incentive Plan	8,977,500	3,750,000	$0.10	5,227,500

The Company’s Equity Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of March 31, 2022 concerning the stock options and stock bonuses granted pursuant to the Equity Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan
8,977,500	3,750,000	–	5,227,500

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
A. Stone Douglass	–	2,000,000	$0.10	August 1, 2022

Since our inception, we have not compensated any person for acting as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the beneficial ownership of our common stock, of (i) each person or entity that we believe, based on the assumptions described below, will be a beneficial owner of more than 5% of our outstanding common stock, (ii) each executive officer and director and (iii) all our directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Owned	Percent of Outstanding Shares

A. Stone Douglass 1313 Torrey Pines Road La Jolla, CA 92037	3,400,000	5.98%

On March 9, 2021, we issued 10,000,000 shares of our common stock to Fourth Wave Energy, Inc. in consideration for the transfer to us of all rights to the GSP system.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2021, the Company’s sole director paid $680 of expenses on behalf of the Company and during the period of December 2, 2020 (inception) through December 31, 2020, advanced the Company $100. The advances are unsecured, non-interest bearing and is payable on demand. As of December 31, 2021 and 2020, the advances related party totaled $780 and $100, respectively.

From January 1, 2021, through December 31, 2021, we sold 41,900,000 shares of the Company's common stock to a group of private investors for $0.0001 per share. A. Stone Douglass, our sole officer and director, purchased 2,000,000 of these shares. On December 26, 2021, Mr. Douglass purchased an additional 1,400,000 shares of the Company's common stock at a price of $0.0001 per share.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2020 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2021	2020
Audit fees	$50,930	$10,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees	$50,930	$10,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Director.

PART IV

ITEM 15.	EXHIBITS

Exhibt Number	Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of the Company
3.3 *	Form of Warrant sold to private investors
3.4 *	Equity Incentive Plan
10.1 *	Separation Agreement with Fourth Wave Energy, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company's registration statement on Form S-1 (File # 333-255887).

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

DATED: March 31, 2022	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass
Principal Executive, Financial, and Accounting Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent an annual report or proxy statement to its shareholders. The Company does not intend to send an annual report or proxy statement to its shareholders subsequent to the filing of this 10-K report.

GeoSolar Technologies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

Page Number

Report of Independent Registered Public Accounting Firm (Report of MaloneBailey, LLP, Houston, TX PCAOB ID 206))	F-2

Balance Sheets - December 31, 2021 and 2020	F-3

Statements of Operations - for the year ended December 31, 2021 and the period from December 2, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Deficit - for the year ended December 31, 2021 and the period from December 2, 2020 (inception) through December 31, 2020	F-5

Statement of Cash Flows for the year ended December 31, 2021 and the period from December 2, 2020 (inception) through December 31, 2020	F-6

Notes to Consolidated Financial Statements - Years Ended December 31, 2021 and 2020	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GeoSolar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GeoSolar Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021 and the period from December 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2021.

Houston, Texas

March 31, 2022

GeoSolar Technologies, Inc.

Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$19,362	$1,100
Subscription receivable	960	–
Prepaid expenses	1,474	–
Total current assets	21,796	1,100

Deferred offering costs	300,000	–

Total assets	$321,796	$1,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$166,837	$–
Accrued compensation	80,000	–
Accrued expenses	409,349	–
Related party advances	780	100
Advances	60,000	6,000
Senior convertible notes payable	150,000	–
Total current liabilities	866,966	6,100
Total liabilities	866,966	6,100

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 56,875,000 and no shares issued and outstanding, respectively	5,688	–
Additional paid in capital	6,149,052	–
Accumulated deficit	(6,699,910)	(5,000)
Total stockholders' deficit	(545,170)	(5,000)
Total liabilities and stockholders' deficit	$321,796	$1,100

The accompanying notes are an integral part of these financial statements.

GeoSolar Technologies, Inc.

Statements of Operations

For the year ended December 31, 2021 and period from

December 2, 2020 (inception) through December 31, 2020

	December 31, 2021	December 31, 2020

Operating expenses:
General and administrative	$6,626,621	$5,000
Research and development	65,702	–

Total operating expenses	6,692,323	5,000

Other expenses:

Interest expense	(2,587)	–

Total other expenses	(2,587)	–

Net loss	$(6,694,910)	$(5,000)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	36,345,060	–

The accompanying notes are an integral part of these financial statements.

GeoSolar Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2021 and the

period from December 2, 2020 (inception) through December 31, 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	–	$–	$–	$–	$–

Net loss	–	–	–	(5,000)	(5,000)

Balance, December 31, 2020	–	–	–	(5,000)	(5,000)

Founder shares issued for cash	7,525,000	752	–	–	752

Common shares issued for cash ($2,478) and services	24,775,000	2,478	3,713,773	–	3,716,251

Common shares issued for subscription receivable ($960) and services	9,600,000	960	1,439,040	–	1,440,000

Units issued for cash	2,975,000	298	594,702	–	595,000

Common shares issued to Fourth Wave Energy, Inc.	10,000,000	1,000	–	–	1,000

Common shares issued for deferred offering cost	2,000,000	200	299,800	–	300,000

Stock based compensation	–	–	101,737	–	101,737

Net loss	–	–	–	(6,694,910)	(6,694,910)

Balance, December 31, 2021	56,875,000	$5,688	$6,149,052	$(6,699,910)	$(545,170)

The accompanying notes are an integral part of these financial statements.

GeoSolar Technologies, Inc.

Statement of Cash Flows

For the year ended December 31, 2021 and the

period from December 2, 2020 (inception) through December 31, 2020

	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,694,910)	$(5,000)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	5,255,550	–
Net change in:
Prepaid expenses	10,071	–
Accounts payable	167,517	–
Accrued compensation	80,000	–
Accrued expenses	409,349	–

CASH FLOWS USED IN OPERATING ACTIVITIES	(772,423)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances	(16,000)	–
Proceeds from advances	70,000	6,000
Proceeds from advances, related party	–	100
Repayments on note payable	(11,545)	–
Proceeds from convertible note payable	150,000	–
Proceeds from issuance of common stock and warrants	598,230	–

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	790,685	6,100

NET CHANGE IN CASH	18,262	1,100
Cash, beginning of period	1,100	–
Cash, end of period	$19,362	$1,100

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$1,064	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Expenses paid on the Company's behalf	$680	$–
Financing of prepaid insurance premiums	$11,545	$–
Common shares issued for subscription receivable	$960	$–
Common shares issued for deferred offering cost	$300,000	$–

The accompanying notes are an integral part of these financial statements.

GeoSolar Technologies, Inc.

Notes to the Financial Statements

Note 1. Basis of Presentation

The accompanying audited financial statements of GeoSolar Technologies, Inc. (“we”, “our”, “GeoSolar” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”)

On March 9, 2021, Fourth Wave Energy, Inc. (“Fourth Wave”) sold the GeoSolar Plus System (the “GSP system”) to us for 10,000,000 shares of our common stock and the assumption of $379,850 in liabilities associated with consulting agreements previously signed by Fourth Wave.

Note 2. Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Basis of Presentation

The basis of accounting applied is United States generally accepted accounting principles (“US GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, there were no cash equivalents.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates in the accompanying financial statements involved the valuation of common stock and stock based compensation.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the year ended December 31, 2021 and the period from December 2, 2020 (inception) to December 31, 2020, reflected in the accompanying statement of operations. During the year ended December 31, 2021, 1,487,500 of stock warrants and 3,750,000 of stock options were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss. There were no dilutive shares outstanding during the period from December 2, 2020 (inception) through December 31, 2020.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Leases

The Company elected to adopt a package of practical expedients under Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842) which removes the requirement to reassess whether expired or existing contracts contain leases and removes the requirement to reassess the lease classification for any existing leases prior to the adoption date of January 1, 2019. Additionally, the Company has made a policy election not to capitalize leases with a term of 12 months or less. Rent expense for the year ended December 31, 2021, was $3,682.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2021, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the year ended December 31, 2021, the Company recognized $180,000 of expense related to this agreement. As of December 31, 2021, the Company has accrued $80,000 of compensation.

During the year ended December 31, 2021, the CEO and a family member purchased 3,400,000 and 100,000 shares of common stock at par value of $0.0001 per share, respectively. See Note 6.

During the year ended December 31, 2021, the Company’s sole director paid $680 of expenses on behalf of the Company and during the period of December 2, 2020 (inception) through December 31, 2020, advanced the Company $100. The advances are unsecured, non-interest bearing and is payable on demand. As of December 31, 2021 and December 31, 2020, the advances related party totaled $780 and $100, respectively.

Note 5. Advances, Notes Payable and Senior Convertible Notes

Advances

During the period of December 2, 2020 (inception) through December 31, 2020, the Company received advances of $6,000 from an investor to pay operating expenses. The advance is unsecured, non-interest bearing and payable on demand. During the year ended December 31, 2021, the Company received $70,000 in advances from shareholders and repaid $16,000 in advances. As of December 31, 2021 and December 31, 2020, the advances totaled $60,000 and $6,000, respectively.

Senior Convertible Notes

In November and December 2021, the Company issued three senior convertible notes in the principal amount of $150,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022. At the option of the holder, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. As of December 31, 2021, the balance on the loans was $150,000. The Company evaluated the conversion option and concluded a beneficial conversion feature and embedded derivative were not present at issuance.

Note 6. Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

During the year ended December 31, 2021, the Company issued 7,525,000 shares of its common stock to founders at par value of $0.0001 per share. The Company received proceeds of $752 related to the issuance of shares.

During the year ended December 31, 2021, the Company issued 10,000,000 shares of its common stock to Fourth Wave related to the transfer of their technology at par value of $0.0001 per share. This transaction was contemplated at the founding of our Company and valued at $0.0001 which was the same price the founders paid for common stock. As a result of this transaction, Fourth Wave is a significant shareholder of the Company.

During the year ended December 31, 2021, the Company issued 34,375,000 shares of its common stock valued at $0.15 per share. The Company received proceeds of $2,478 and recorded a subscription receivable of $960. The subscription receivable was collected in full in January 2022. Based on the estimated fair value using the cash selling price at the time of issuance, the Company recognized an expense of $5,152,813 related to the issuance of these shares.

During the year ended December 31, 2021, the Company sold 29.75 Units at a price of $20,000 per Unit to a group of private investors for proceeds of $595,000. Each Unit consists of 100,000 shares of our common stock and 50,000 warrants. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $2.00 per share at any time on or before December 31, 2024.

On December 1, 2021, the Company entered into an agreement with Manhattan Street Capital (“MSC”) to provide management, technology, administrative services, and assistance with and introduction to resources need to conduct a Reg A+ offering. MSC with be paid $5,000 monthly in advance for a 9-month period and $2,500 per month while the offering is ongoing. In addition, MSC will receive 2,000,000 shares of the Company stock price of $0.0001 per share. The shares were valued at approximately $300,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of December 31, 2021, unamortized deferred offering costs totaled $300,000.

Stock Warrants

The following table summarizes the stock warrant activity for the year ended December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	–	$–
Granted	1,487,500	2.00
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2021	1,487,500	$2.00

As of December 31, 2021, all outstanding warrants are exercisable and have a weighted average remaining term of 3 years. There was no intrinsic value of the outstanding warrants as of December 31, 2021.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	–	$–
Granted	3,750,000	0.10
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2021	3,750,000	$0.10

On August 1, 2021, the Company granted 2,000,000 options to Stone Douglass, CEO, and 1,750,000 options to various employees and consultants of the Company. The options have a ten-year term and have an exercise price of $0.10 per share. The fair value of the options at issuance was $732,508. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.20, Exercise price, $0.10, Term 10 years, Volatility 132.91%, and Discount rate 1.24% and a dividend yield of 0%.

During the year ended December 31, 2021, the Company recognized $101,737 of expense related to outstanding stock options leaving $630,771 of unrecognized expenses related to options. As of December 31, 2021, the outstanding stock options have a weighted average remaining term of 9.59 years and have an aggregate intrinsic value of $187,500.

Note 7. Subsequent Events

Subsequent to December 31, 2021, the Company issued six senior convertible notes in the principal amount of $265,000. The notes are unsecured bear interest at 8% per year and are due and payable on December 31, 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20.

On February 8, 2022, the Board approve the issuance of 2,975,000 shares of the Company common stock at $0.0001 for proceeds of $298. Based on the $0.15 per share estimated fair value using the cash selling price at the time of issuance, the Company recognized an expense of $445,952 related to the issuance of shares.

