Form 10-Q
period 2022-03-31
GeoSolar Technologies, Inc.
filed 2022-05-10
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,850,000 shares of common stock outstanding as of May 10, 2022.

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

i

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

GeoSolar Technologies, Inc.

Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$68,270	$19,362
Subscription receivable	15	960
Prepaid expenses	–	1,474
Deferred offering costs	300,000	300,000
Total current assets	368,285	321,796

Total assets	$368,285	$321,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$108,666	$166,837
Accrued compensation	62,500	80,000
Accrued expenses	433,319	409,349
Related party advances	–	780
Advances	60,000	60,000
Senior convertible notes payable	445,000	150,000
Total current liabilities	1,109,485	866,966
Total liabilities	1,109,485	866,966

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 59,850,000 and 56,875,000 shares issued and outstanding, respectively	5,986	5,688
Additional paid in capital	6,656,047	6,149,052
Accumulated deficit	(7,403,233)	(6,699,910)
Total stockholders' deficit	(741,200)	(545,170)
Total liabilities and stockholders' deficit	$368,285	$321,796

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021

Operating expenses:
General and administrative	$690,922	$1,739,408
Research and development	3,463	22,891

Total operating expenses	694,385	1,762,299

Other expenses:
Interest expense	(8,938)	–

Total other expenses	(8,938)	–

Net loss	$(703,323)	$(1,762,299)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	58,345,787	14,391,685

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2021	56,875,000	$5,688	$6,149,052	$(6,699,910)	$(545,170)

Common shares issued for cash ($283) and services	2,825,000	283	423,468	–	423,751

Common shares issued for subscription receivable ($15) and services	150,000	15	22,485	–	22,500

Stock based compensation	–	–	61,042	–	61,042

Net loss	–	–	–	(703,323)	(703,323)

Balance, March 31, 2022	59,850,000	$5,986	$6,656,047	$(7,403,233)	$(741,200)

Balance, December 31, 2020	–	$–	$–	$(5,000)	$(5,000)

Founder shares issued for cash	7,525,000	752	–	–	752

Common shares issued for cash ($762) and services	7,615,000	762	1,141,489	–	1,142,251

Units issued for cash	1,875,000	188	374,812	–	375,000

Common shares issued to Fourth Wave Energy, Inc.	10,000,000	1,000	–	–	1,000

Net loss	–	–	–	(1,762,299)	(1,762,299)
					.
Balance, March 31, 2021	27,015,000	$2,702	$1,516,301	$(1,767,299)	$(248,296)

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(703,323)	$(1,762,299)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	506,995	1,142,489
Net change in:
Prepaid expenses	1,474	–
Accounts payable	(58,171)	2,411
Accrued compensation	(17,500)	–
Accrued expenses	23,970	379,850

CASH FLOWS USED IN OPERATING ACTIVITIES	(246,555)	(237,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances	–	(6,000)
Repayment of advances, related party	(780)	–
Proceeds from senior convertible notes payable	295,000	–
Proceeds from subscription receivable	960	–
Proceeds from issuance of common stock and warrants	283	376,514

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	295,463	370,514

NET CHANGE IN CASH	48,908	132,965
Cash, beginning of period	19,362	1,100
Cash, end of period	$68,270	$134,065

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$–	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Common shares issued for subscription receivable	$15	$–

The accompanying notes are an integral part of these unaudited financial statements.

GeoSolar Technologies, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited interim financial statements of GeoSolar Technologies, Inc. (“we”, “our”, “GeoSolar” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021, as reported in the Form 10-K of the Company, have been omitted.

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

Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the three months ended March 31, 2022 and 2021, reflected in the accompanying statement of operations. During the three months ended March 31, 2022 and 2021, 2,225,000 and 0 shares issuable from senior convertible notes, 1,487,500 and 937,500 of stock warrants and 3,750,000 and 0 of stock options, respectively, were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies, as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its financial statements.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Note 2.      Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2022, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 3.      Related Party Transactions

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the three months ended March 31, 2022 the Company recognized $45,000 of expense related to this agreement. As of March 31, 2022 and December 31, 2021, the Company has accrued $62,500 and $80,000 of compensation, respectively.

During the year ended December 31, 2021, the Company’s sole director paid $680 of expenses on behalf of the Company. The advance is unsecured, non-interest bearing and is payable on demand. During the three months ended March 31, 2022, the Company repaid $780 of advances. As of March 31, 2022 and December 31, 2021, the advances related party totaled $0 and $780, respectively.

Note 4.      Note Payable and Advances

Advances

During the year ended December 31, 2021, the Company received $70,000 in advances from shareholders and repaid $16,000 in advances. As of March 31, 2022 and December 31, 2021, the advances totaled $60,000.

Senior Convertible Notes

In November and December 2021, the Company issued senior convertible notes in the principal amount of $150,000. During the three months ended March 31, 2022, the Company issued senior convertible notes in the principal amount of $295,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022. At the option of the holder, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. The Company evaluated the conversion option and concluded a beneficial conversion feature and embedded derivative were not present at issuance. As of March 31, 2022 and December 31, 2021, the balance on the loans was $445,000 and $150,000, respectively.

Note 5.      Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

On February 8, 2022, the Board approve the issuance of 2,975,000 shares of the Company common stock at $0.0001 to a private group of investors. Based on the $0.15 per share estimated fair value using the cash selling price at the time of issuance, the Company recognized an expense of $445,953 related to the issuance of shares. During the three months ended March 31, 2022, the Company collected $283 and recorded a subscription receivable of $15 for the amount still owed. Subsequent to March 31, 2022, the Company collected the subscription receivable.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2021	1,487,500	$2.00
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at March 31, 2022	1,487,500	$2.00

As of March 31, 2022, all outstanding warrants are exercisable and have a weighted average remaining term of 2.76 years. There was no intrinsic value of the outstanding warrants as of March 31, 2022.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2021	3,750,000	$0.10
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at March 31, 2022	3,750,000	$0.10

During the three months ended March 31, 2022, the Company recognized $61,042 of expense related to outstanding stock options leaving $569,728 of unrecognized expenses related to options. As of March 31, 2022, the outstanding stock options have a weighted average remaining term of 9.34 years and an aggregate intrinsic value of $187,500.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We were incorporated in Colorado on December 2, 2020. We acquired all rights to what we call the GSP system on March 9, 2021 from Fourth Wave Energy, Inc ("FWAV") in return for the issuance of 10,000,000 shares of our common stock to FWAV. FWAV plans to distribute (“Spin-Off”) these shares to its shareholders.

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

As of March 31, 2022 we were in the development stage.

Results of Operations

Material changes in the line items in our Statement of Income and Comprehensive Income for the three months ended March 31, 2022 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
General and Administrative Expenses	D	Due to the timing of recording non-cash stock compensation expense. Significant one-time non-cash stock compensation was recorded in the three months ended March 31, 2021.

Research and Development	D	Due to timing of incurring research and development cost related to a proof of concept projected completed in 2021.

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition
•	Supply chain cost increases and timing issues
•	Competition
•	Inability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

Our sources and (uses) of cash for the three months ended March 31, 2022 and 2021 were:

	2022	2021
	$	$
Cash used in operations	(246,555)	(237,549)
Repayment of advances – related party	(780)	(6,000)
Sale of Convertible Notes	295,000	–
Proceeds from sale of common stock and warrants	283	376,514
Other	960	–

Our projected capital requirements for the twelve months ending March 31, 2023:

Description	Amount
Advertising	$200,000
General and Administrative	$300,000
Compensation	$100,000

We will require funds of approximately $600,000 over the next twelve months to operate our business. This capital will be used to advertise our products, general and administrative expenses, including, upgrading our website, accounting, legal and marketing expenses.

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the three months ending March 31, 2023.

Other than as disclosed above, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed above, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

Contractual Obligations

As of March 31, 2022 we did not have any material capital commitments.

Off-Balance Sheet Arrangements

None.

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At March 31, 2022, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 10, 2022	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass, Principal Executive, Financial and Accounting Officer

