Form 10-Q
period 2022-09-30
GeoSolar Technologies, Inc.
filed 2022-11-14
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,100,000 shares of common stock outstanding as of November 14, 2022.

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

i

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$2,464	$19,362
Subscription receivable	–	960
Prepaid expenses	10,775	1,474
Deferred offering costs	300,000	300,000
Total current assets	313,239	321,796

Noncurrent assets:
Land	464,741	–
Total noncurrent assets	464,741	–

Total assets	$777,980	$321,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$99,788	$166,837
Accrued compensation	80,000	80,000
Accrued expenses	544,449	409,349
Related party advances	–	780
Advances	494,741	60,000
Note payable	8,402	–
Senior convertible notes payable	895,000	150,000
Total current liabilities	2,122,380	866,966
Total liabilities	2,122,380	866,966

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 61,100,000 and 56,875,000 shares issued and outstanding, respectively	6,111	5,688
Additional paid in capital	7,142,589	6,149,052
Accumulated deficit	(8,493,100)	(6,699,910)
Total stockholders' deficit	(1,344,400)	(545,170)
Total liabilities and stockholders' deficit	$777,980	$321,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating expenses:
General and administrative	$606,283	$317,039	$1,730,981	$4,939,048
Research and development	1,681	25,810	9,241	62,035

Total operating expenses	607,964	342,849	1,740,222	5,001,083

Other expenses:

Interest expense	(31,582)	(1,064)	(52,968)	(1,064)

Total other expenses	(31,582)	(1,064)	(52,968)	(1,064)

Net loss	$(639,546)	$(343,913)	$(1,793,190)	$(5,002,147)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	60,935,165	44,626,648	59,720,864	33,459,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2022 and 2021

(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	56,875,000	$5,688	$6,149,052	$(6,699,910)	$(545,170)

Common shares issued for cash ($283) and services	2,825,000	283	423,468	–	423,751

Common shares issued for subscription receivable ($15) and services	150,000	15	22,485	–	22,500

Stock based compensation	–	–	61,042	–	61,042

Net loss	–	–	–	(703,323)	(703,323)

Balance, March 31, 2022	59,850,000	5,986	6,656,047	(7,403,233)	(741,200)

Stock based compensation	–	–	61,042	–	61,042

Net loss	–	–	–	(450,321)	(450,321)

Balance, June 30, 2022	59,850,000	5,986	6,717,089	(7,853,554)	(1,130,479)

Stock based compensation	1,250,000	125	425,500	–	425,625

Net loss	–	–	–	(639,546)	(639,546)

Balance, September 30, 2022	61,100,000	$6,111	$7,142,589	$(8,493,100)	$(1,344,400)

Balance, December 31, 2020	–	$–	$–	$(5,000)	$(5,000)

Founder shares issued for cash	7,525,000	752	–	–	752

Common shares issued for cash ($762) and services	7,615,000	762	1,141,489	–	1,142,251

Units issued for cash	1,875,000	188	374,812	–	375,000

Common shares issued to Fourth Wave Energy, Inc.	10,000,000	1,000	–	–	1,000

Net loss	–	–	–	(1,762,299)	(1,762,299)
					.
Balance, March 31, 2021	27,015,000	2,702	1,516,301	(1,767,299)	(248,296)

Common shares issued for cash ($1,676) and services	16,760,000	1,676	2,512,324	–	2,514,000

Units issued for cash	700,000	70	139,930	–	140,000

Net loss	–	–	–	(2,895,935)	(2,895,935)

Balance, June 30, 2021	44,475,000	4,448	4,168,555	(4,663,234)	(490,231)

Units issued for cash	400,000	40	79,960	–	80,000

Stock based compensation	–	–	40,695	–	40,695

Net loss	–	–	–	(343,913)	(343,913)

Balance, September 30, 2021	44,875,000	$4,488	$4,289,210	$(5,007,147)	$(713,449)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,793,190)	$(5,002,147)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	993,662	3,695,508
Net change in:
Prepaid expenses	1,252,540	3,005
Accounts payable	(67,049)	183,271
Accounts payable, related party	–	70,000
Accrued expenses	(1,114,900)	415,943
CASH FLOWS USED IN OPERATING ACTIVITIES	(728,937)	(634,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances	(30,000)	(16,000)
Proceeds from advances, related party	1,000	–
Repayment of advances, related party	(1,780)	–
Proceeds from advances	–	70,000
Repayment of note payable	(3,439)	(11,545)
Proceeds from senior convertible notes payable	745,000	–
Proceeds from subscription receivable	975	–
Proceeds from issuance of common stock and warrants	283	598,190
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	712,039	640,645

NET CHANGE IN CASH	(16,898)	6,225
Cash, beginning of period	19,362	1,100
Cash, end of period	$2,464	$7,325

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expense	$11,411	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Financing of prepaid insurance premiums	$11,841	$63,556
Non-cash increase in prepaid expenses	$1,250,000	$–
Land acquired with advance	$464,741	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited interim consolidated financial statements of GeoSolar Technologies, Inc. (“we”, “our”, “GeoSolar” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021, as reported in the Form 10-K of the Company, have been omitted.

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of September 30, 2022, Sustainable Housing Development Corporation, has not begun operations.

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

Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the nine months ended September 30, 2022 and 2021, reflected in the accompanying statement of operations. During the nine months ended September 30, 2022 and 2021, 4,475,000 and 0 shares issuable upon the conversion of senior convertible notes, 1,487,500 shares issuable upon the exercise of stock warrants and 3,750,000 and 0 shares issuable upon the exercise of stock options, respectively, were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies, as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

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

Note 2.      Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2022, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 3.      Related Party Transactions

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the nine months ended September 30, 2022 the Company recognized $135,000 of expense related to this agreement. As of September 30, 2022 and December 31, 2021, the Company has accrued $80,000 of compensation.

During the nine months ended September 30, 2022, the Company received $1,000 in advances from the Company’s director and repaid $1,780 of advances. The advance is unsecured, non-interest bearing and is payable on demand. As of September 30, 2022 and December 31, 2021, the advances related party totaled $0 and $780, respectively.

Note 4.      Advances, Note Payable and Convertible Notes

Advances

During the nine months ended September 30, 2021, the Company received $70,000 in advances from shareholders and repaid $16,000 in advances. During the nine months ended September 30, 2022, the Company repaid $30,000 in advances. As of September 30, 2022 and December 31, 2021, the advances totaled $30,000 and $60,000, respectively.

The Company owes Mr. Klebl $464,741 and accrued interest of $9,269, related to the funding and purchase of land on the Company’s behalf, as discussed in the Commitments footnote.

Note Payable

In June 2022, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $16,162 for a one year policy period. The Company financed $11,841 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,224, at an annual interest rate of 7.30%. As of September 30, 2022, the note payable balance was $8,402.

Senior Convertible Notes

In November and December 2021, the Company issued senior convertible notes in the principal amount of $150,000. During the nine months ended September 30, 2022, the Company issued senior convertible notes in the principal amount of $345,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022.

In June 2022, the Company issued a senior convertible note in the principal amount of $400,000. The note is unsecured, bears interest at 12% per year and is due and payable on May 31, 2023.

At the option of the holders, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. The Company evaluated the conversion option and concluded a beneficial conversion feature and embedded derivative were not present at issuance. As of September 30, 2022 and December 31, 2021, the balance on the senior convertible notes was $895,000 and $150,000, respectively.

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

On June 19, 2022, the Company entered into a one-year contract with SRAX, Inc. (“SRAX”). In exchange for the right to use the SRAX Sequire platform, in connection with the Company’s Regulation A Offering, the Company will issue SRAX 1,250,000 shares of its restricted common stock. Per the agreement, the shares are subject to a price adjustment if the Company issued any common stock or common stock equivalents less than $1.00 per share. On July 13, 2022, the Company issued 1,250,000 shares to SRAX.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2021	1,487,500	$2.00
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at September 30, 2022	1,487,500	$2.00

As of September 30, 2022, all outstanding warrants are exercisable and have a weighted average remaining term of 2.25 years. There was no intrinsic value of the outstanding warrants as of September 30, 2022.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2021	3,750,000	$0.10
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at September 30, 2022	3,750,000	$0.10

During the nine months ended September 30, 2022, the Company recognized $183,127 of expense related to outstanding stock options leaving $447,644 of unrecognized expenses related to options. As of September 30, 2022, the outstanding stock options have a weighted average remaining term of 8.84 years and an aggregate intrinsic value of $187,500.

Note 6.     Commitments

On May 17, 2022, the Company engaged Rialto Markets, LLC (“Rialto”), to act as the broker-dealer of record in connection with the Company’s Regulation A Offering, but not for underwriting or placement agent services. The Company has agreed to pay Rialto a commission equal to 2% of the amount raised from the sale of the Company’s common stock in the Regulation A Offering. During the nine months ended September 30, 2022, the Company paid Rialto $2,000 for FINRA filing fees.

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on the Company’s behalf which the project will be built and contribute the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. Upon sale of the units, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. The advance is secured by the property, bears interest at 8% per annum and is repayable when the development is sold. As of September 30, 2022, Mr. Klebl is owed $464,741, which is repayable when the development is sold.

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

We also assumed all liabilities (approximately $380,000) associated with seven consulting agreements previously signed by FWAV. The agreements with the consultants generally provided that the consultants would advise FWAV in matters concerning the development of the GSP systems in newly built and existing residences as well as new apartments and commercial buildings. Although these consulting agreements have since expired, we still owe approximately $380,000 to the former consultants.

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

As of September 30, 2022 we were in the development stage.

Results of Operations

Material changes in the line items in our Statement of Income for the three months ended September 30, 2022 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
General and Administrative Expenses	I	Due to the non-cash stock compensation expense for services provided by SRAX during the three months ended September 30, 2022.

Research and Development	D	Research and development costs related to a proof of concept projected that was completed in 2021.

Material changes in the line items in our Statement of Income for the nine months ended September 30, 2022 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
General and Administrative Expenses	D	A significant one-time non-cash stock compensation was recorded in the nine months ended September 30, 2021.

Research and Development	D	Research and development costs related to a proof of concept projected that was completed in 2021.

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition

•	Supply chain cost increases and timing issues

•	Competition

•	Ability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

Our sources and (uses) of cash for the nine months ended September 30, 2022 and 2021 were:

	2022	2021
	$	$
Cash used in operations	(728,937)	(634,420)
Proceeds from advances – related party	1,000	–
Repayment of advances – related party	(1,780)	–
Proceeds from advances	–	70,000
Repayment of advances	(30,000)	(16,000)
Repayment of note payable	(3,439)	(11,545)
Sale of convertible notes	745,000	–
Proceeds from sale of common stock and warrants	283	598,190
Proceeds from subscription receivable	975	–

Our projected capital requirements for the twelve months ending September 30, 2023 are:

Description	Amount
Marketing	$300,000
General and Administrative	$1,000,000
Research and Development	$200,000

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the year ending September 30, 2023.

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

Contractual Obligations

As of September 30, 2022 we did not have any material capital commitments.

Off-Balance Sheet Arrangements

None.

Going Concern

The unaudited consolidated financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2022, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED: November 14, 2022	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass, Principal Executive, Financial and Accounting Officer

