Form 10-K
period 2022-12-31
GeoSolar Technologies, Inc.
filed 2023-04-14
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $0.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 61,802,000 shares of common stock as of April 14, 2023.

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

We were incorporated in Colorado on December 2, 2020. We acquired all rights to the GSP system on March 9, 2021 from Fourth Wave Energy, Inc (“FWAV”) in return for the issuance of up to 10,000,000 shares of our common stock to FWAV.

We also assumed all liabilities (approximately $380,000) associated with seven consulting agreements previously signed by FWAV. The agreements with the consultants generally provided that the consultants would advise FWAV in matters concerning the development of natural energy systems, referred to as the “GSP system”, in newly built and existing residences as well as new apartments and commercial buildings. Although these consulting agreements have since expired, we still owe $380,000 to the former consultants.

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

As of the date of this filing, the Company has installed one GSP system and had contracts, which will provide us with gross revenue of approximately $20,000, for the installation of other GSP systems. During the year ended December 31, 2021, the one GSP system we installed was to test the system in a "live" environment and the amount we received for installing the system was credited to research and development expenses. There have been 29 GSP systems installed, 28 of the GSP systems were installed by the inventor of the GSP system that we acquired.

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

Arvada, Colorado 4-plex

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. The advance is secured by the property, bears interest at 8% per annum and is repayable when the development is sold. As of December 31, 2022, Mr. Klebl is owed $464,741, which is repayable when the development is sold . If the Company does not arrange for a construction loan on the project by April 30, 2023, the property on which the 4-plex is to be built will revert to Mr. Klebl.

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

Regulation

We face extensive government regulation both within and outside the U.S. relating to the development, installation, marketing, sale and distribution of our renewable energy products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to the section entitled “Risk Factors".

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

As of December 31, 2022 the Company had installed one GSP system to test the system in a "live" environment and the amount we received for installing the system was credited to research and development expenses. The Company has installed one unit as a test bed, but the inventor of our system has installed twenty eight units using our system. There can be no assurance that the Company will generate any material revenue from the sale of the Company's GSP systems.

We have a history of losses and have not generated revenue.

During the year ended December 31, 2022, we had a net loss of $3,464,765. There can be no assurance that we will ever be profitable.

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

As of April 14, 2023, there was no public market for our common stock.

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

As of April 14, 2023, there was no public market for our common stock.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 20,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management. As of April 14, 2023, no preferred shares were outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Colorado on December 2, 2020. We are currently in the development stage and have not earned any revenues.

Results of Operations

Operating expenses for the years ended December 31, 2022 and 2021 were $3,378,584 and $6,692,323, respectively. Operating expenses during the year ended December 31, 2022 decreased primarily due to a decrease in stock based compensation.

Interest expense for the years ended December 31, 2022 and 2021 were $86,181 and $2,587. Interest expense increased as a result of an increase in convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $14,320 and we had working capital deficit of $2,496,979. We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties. During the year ended December 31, 2022, we received $845,000 in proceeds from the sale of convertible notes and repaid $30,000 of advances.

Contractual Obligations

As of December 31, 2022, we did not have any material capital commitments.

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

GeoSolar Technologies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GeoSolar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GeoSolar Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet achieved profitable operations and expects to incur further losses in the development of its business both of which that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

April 14, 2023

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$14,320	$19,362
Subscription receivable	–	960
Prepaid expenses	6,734	1,474
Total current assets	21,054	21,796

Noncurrent assets:
Deferred offering costs	–	300,000
Land	464,741	–
Total noncurrent assets	464,741	300,000

Total assets	$485,795	$321,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$131,454	$166,837
Accrued compensation	107,200	80,000
Accrued expenses	784,815	409,349
Related party advances	–	780
Advances	494,741	60,000
Note payable	4,823	–
Senior convertible notes payable	995,000	150,000
Total current liabilities	2,518,033	866,966
Total liabilities	2,518,033	866,966

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 61,702,000 and 56,875,000 shares issued and outstanding, respectively	6,171	5,688
Additional paid in capital	8,126,266	6,149,052
Accumulated deficit	(10,164,675)	(6,699,910)
Total stockholders' deficit	(2,032,238)	(545,170)
Total liabilities and stockholders' deficit	$485,795	$321,796

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Operating expenses:
General and administrative	$3,368,082	$6,626,621
Research and development	10,502	65,702

Total operating expenses	3,378,584	6,692,323

Other expenses:

Interest expense	(86,181)	(2,587)

Total other expenses	(86,181)	(2,587)

Net loss	$(3,464,765)	$(6,694,910)

Net loss per common share:
Basic	$(0.06)	$(0.18)
Diluted	$(0.06)	$(0.18)

Weighted average common shares outstanding:
Basic	60,097,459	36,345,060
Diluted	60,097,459	36,345,060

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2020	–	$–	$–	$(5,000)	$(5,000)

Founder shares issued for cash	7,525,000	752	–	–	752

Common shares issued for cash ($2,478) and services	24,775,000	2,478	3,713,773	–	3,716,251

Common shares issued for subscription receivable ($960) and services	9,600,000	960	1,439,040	–	1,440,000

Units issued for cash	2,975,000	298	594,702	–	595,000

Common shares issued to Fourth Wave Energy, Inc.	10,000,000	1,000	–	–	1,000

Common shares issued for deferred offering cost	2,000,000	200	299,800	–	300,000

Stock based compensation	–	–	101,737	–	101,737

Net loss	–	–	–	(6,694,910)	(6,694,910)

Balance, December 31, 2021	56,875,000	5,688	6,149,052	(6,699,910)	(545,170)

Common shares issued for cash, net	2,000	–	1,990	–	1,990

Common shares issued for cash ($298) and services	2,975,000	298	445,953	–	446,251

Stock based compensation	1,850,000	185	1,529,271	–	1,529,456

Net loss	–	–	–	(3,464,765)	(3,464,765)

Balance, December 31, 2022	61,702,000	$6,171	$8,126,266	$(10,164,675)	$(2,032,238)

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,464,765)	$(6,694,910)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	1,975,409	5,255,550
Write off of deferred offering costs	300,000	–
Net change in:
Prepaid expenses	1,256,581	10,071
Accounts payable	(35,383)	167,517
Accounts payable, related party	27,200	80,000
Accrued expenses	(874,534)	409,349

CASH FLOWS USED IN OPERATING ACTIVITIES	(815,492)	(772,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances	(30,000)	(16,000)
Proceeds from advances, related party	1,000	–
Repayment of advances, related party	(1,780)	–
Proceeds from advances	–	70,000
Repayment of note payable	(7,018)	(11,545)
Proceeds from senior convertible notes payable	845,000	150,000
Proceeds from subscription receivable	960	–
Proceeds from issuance of common stock and warrants	2,288	598,230

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	810,450	790,685

NET CHANGE IN CASH	(5,042)	18,262
Cash, beginning of period	19,362	1,100
Cash, end of period	$14,320	$19,362

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$11,652	$1,064
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Financing of prepaid insurance premiums	$11,841	$11,545
Non-cash increase in prepaid expenses	$1,250,000	$–
Land acquired with advance	$464,741	$–
Expenses paid on the Company's behalf	$–	$680
Common shares issued for subscription receivable	$–	$960
Common shares issued for deferred financing cost	$–	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Notes to the Financial Statements

Note 1. Basis of Presentation

The accompanying audited financial statements of GeoSolar Technologies, Inc. (“we”, “our”, “GeoSolar” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”)

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of December 31, 2022, Sustainable Housing Development Corporation, has not begun operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, there were no cash equivalents.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates in the accompanying financial statements involving the valuation of common stock and stock based compensation.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including land, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and accounts payable. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, 1,487,500 of stock warrants and 4,050,000 of stock options and 5,244,172 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss. During the year ended December 31, 2021, 1,487,500 of stock warrants, 3,750,000 of stock options and 0 shares issuable upon the conversion of senior convertible note were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Leases

The Company elected to adopt a package of practical expedients under Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842) which removes the requirement to reassess whether expired or existing contracts contain leases and removes the requirement to reassess the lease classification for any existing leases prior to the adoption date of January 1, 2019. Additionally, the Company has made a policy election not to capitalize leases with a term of 12 months or less. Rent expense for the years ended December 31, 2022 and 2021, was $4,479 and $3,682, respectively.

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2022, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the years ended December 31, 2022 and 2021, the Company recognized $180,000 of expense related to this agreement. As of December 31, 2022 and 2021, the Company has accrued $107,200 and $80,000 of compensation payable to Mr. Douglass, respectively.

During the year ended December 31, 2022, the Company received $1,000 in advances from the Company’s director and repaid $1,780 of advances. During the year ended December 31, 2021, the Company’s sole director paid $680 of expenses on behalf of the Company. The advance is unsecured, non-interest bearing and is payable on demand. As of December 31, 2022 and 2021, the advances related party totaled $0 and $780, respectively.

During the year ended December 31, 2021, Mr. Douglass and a family member purchased 3,400,000 and 100,000 shares of common stock at par value of $0.0001 per share, respectively. See Note 6.

Note 5. Advances, Notes Payable and Senior Convertible Notes

Advances

During the year December 31, 2022, the Company received $0 and repaid $30,000 in advances. During the year ended December 31, 2021, the Company received $70,000 in advances from shareholders and repaid $16,000 in advances. The advances are unsecured, non-interest bearing and are payable on demand.

As of December 31, 2022, the Company owes Mr. Klebl $464,741 and accrued interest of $18,641, related to the funding and purchase of land on the Company’s behalf. The advance bears interest at 8% and is secured by land, see Commitments footnote.

As of December 31, 2022 and 2021, the advances totaled $494,751 and $60,000, respectively.

Note Payable

In June 2022, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $16,162 for a one year policy period. The Company financed $11,841 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,224, at an annual interest rate of 7.30%. As of December 31, 2022, the note payable balance was $4,823.

Senior Convertible Notes

In November and December 2021, the Company issued three senior convertible notes in the principal amount of $150,000. During the year ended December 31, 2022, the Company issued senior convertible notes in the principal amount of $445,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022. The notes are currently past due.

In June 2022, the Company issued a senior convertible note in the principal amount of $400,000. The note is unsecured, bears interest at 12% per year and is due and payable on May 31, 2023. At the option of the senior convertible noteholders, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. As of December 31, 2022 and 2021, the balance on the senior convertible notes were $995,000 and $150,000, respectively.

Note 6. Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

2022

On February 8, 2022, the Board approve the issuance of 2,975,000 shares of common stock at $0.0001 to a private group of investors. Based on the $0.15 per share estimated fair value using the cash selling price at the time of issuance, the Company recognized an expense of $445,953 related to the issuance of shares.

On June 19, 2022, the Company entered into a one-year contract with SRAX, Inc. (“SRAX”). In exchange for the right to use the SRAX Sequire platform, in connection with the Company’s Regulation A Offering, the Company will issue SRAX 1,250,000 shares of its restricted common stock. Per the agreement, the shares are subject to a price adjustment if the Company issues any common stock or common stock equivalents less than $1.00 per share. On July 13, 2022, the Company issued 1,250,000 shares to SRAX. The Company recorded the $1,250,000 in additional paid in capital and will recognize the expense over the life of the contract. During the year ended December 31, 2022, the Company recognized $677,083 of stock-based compensation. As of December 31, 2022, the Company had $572,917 of unrecognized expense of stock-based compensation related to this issuance.

On December 14, 2022, the Board approved the issuance of 600,000 shares of the Company common stock at $0.0001 to consultants for services. The shares vested upon issuance. Based on the $1.00 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $599,940 related to the issuance of shares.

During the year ended December 31, 2022, the Company issued 2,000 shares of common stock for cash proceeds of $1,990, net of fees.

F-10

2021

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

On December 1, 2021, the Company entered into an agreement with Manhattan Street Capital (“MSC”) to provide management, technology, administrative services, and assistance with and introduction to resources need to conduct a Reg A+ offering. MSC with be paid $5,000 monthly in advance for a 9-month period and $2,500 per month while the offering is ongoing. In addition, MSC will receive 2,000,000 shares of the Company stock at a price of $0.0001 per share. The shares were valued at approximately $300,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. During the year ended December 31, 2022, the Company wrote off $300,000 of deferred offering costs to the statement of operations. As of December 31, 2022 and 2021, unamortized deferred offering costs totaled $0 and $300,000, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	–	$–
Granted	1,487,500	2.00
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2021	1,487,500	2.00
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2022	1,487,500	$2.00

As of December 31, 2022, all outstanding warrants are exercisable and have a weighted average remaining term of 2.0 years. There was no intrinsic value of the outstanding warrants as of December 31, 2022.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	–	$–
Granted	3,750,000	0.10
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2021	3,750,000	0.10
Granted	300,000	0.20
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2022	4,050,000	$0.11

On December 14, 2022, the Company granted 300,000 options to a consultant of the Company. The options have a ten-year term and have an exercise price of $0.20 per share. The fair value of the options at issuance was $43,048. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $1.00, Exercise price, $0.20, Term 10 years, Volatility 126.98%, and Discount rate 3.49% and a dividend yield of 0%.

On August 1, 2021, the Company granted 2,000,000 options to Stone Douglass, the Company’s Chief Executive Officer, and 1,750,000 options to various employees and consultants of the Company. The options have a ten-year term and have an exercise price of $0.10 per share. The fair value of the options at issuance was $732,508. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.20, Exercise price, $0.10, Term 10 years, Volatility 132.91%, and Discount rate 1.24% and a dividend yield of 0%.

During the year ended December 31, 2022, the Company recognized $252,373 of expense related to outstanding stock options leaving $673,781 of unrecognized expenses related to options. As of December 31, 2022, the outstanding stock options have a weighted average remaining term of 8.69 years and an aggregate intrinsic value of $187,500.

During the year ended December 31, 2021, the Company recognized $101,737 of expense related to outstanding stock options leaving $630,771 of unrecognized expenses related to options.

Note 7. Commitments

On May 17, 2022, the Company engaged Rialto Markets, LLC (“Rialto”), to act as the broker-dealer of record in connection with the Company’s Regulation A Offering, but not for underwriting or placement agent services. The Company has agreed to pay Rialto a commission equal to 2% of the amount raised from the sale of the Company’s common stock in the Regulation A Offering. During the year ended December 31, 2022, the Company paid Rialto $2,000 for FINRA filing fees.

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. If the Company does not arrange for a construction loan on the project by December 31, 2022, the property on which the 4-plex is to be built will revert to Mr, Klebl. Subsequent to December 31, 2022, the Company extended the agreement with Mr. Klebl to April 30, 2023. Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. The advance is secured by the property, bears interest at 8% per annum and is repayable when the development is sold. As of December 31, 2022, Mr. Klebl is owed $464,741, which is repayable when the development is sold.

Note 8. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Income tax benefit computed at the statutory rate	$728,000	$1,406,000
Tax effect of:
Non-deductible expenses	(415,000)	(1,103,000)
Change in valuation allowance	(313,000)	(303,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2022	2021
Deferred income tax assets
Net operating losses	$616,000	$303,000
Valuation allowance	(616,000)	(303,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $2,933,000. Such amounts are subject to IRS code section 382 limitations.

U.S. federal income tax returns after 2020 remain open to examination. Generally, state income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2022 and December 31,2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022 and December 31,2021, there were no penalties or interest recorded in income tax expense.

Note 9. Subsequent Events

On February 24, 2023, the Board approved the issuance of 100,000 shares of the Company common stock to consultants for services. The shares vest upon issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2022 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
A. Stone Douglass	75	Chief Executive, Financial, and Accounting Officer and a Director

Mr. Douglass has been the Chief Executive Officer and a Director of the Company since December, 2020. Mr. Douglass has been the:

•	Chief Financial Officer and a Director of David Kind, Inc., a Venice, California based online eyewear brand, since June 2013.

•	Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016.

•	Chief Financial Officer and a Director of P5 Systems, Inc., a San Diego based technology platform known as the Craig's List of cannabis, servicing the legal cannabis value chain, since March 2018.

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

As of December 31, 2022, we have issued 4,050,000 options, shares of common stock, or other awards pursuant to the Plan.

Compensation Table

The following table sets forth in summary form the compensation received by our Chief Executive Officer for the years ended December 31, 2022 and 2021:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total

A. Stone Douglass	2022	$180,000	–	–	–	–	–	$180,000
	2021	$180,000	–	$390,671	–	–	–	$570,671

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(5)	The dollar value of cash earned under the short-term incentive plan.
(6)	All other compensation that could not be properly reported in any other column.

The following shows the amount we expect to pay to Mr. Douglass and the amount of time Mr. Douglass expects to devote to our business during the year ending December 31, 2023.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Equity Incentive Plan as of December 31, 2022, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)
Equity Incentive Plan	8,977,500	4,050,000	$0.11	4,927,500

The Company’s Equity Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of February 28, 2023 concerning the stock options and stock bonuses granted pursuant to the Equity Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan
8,977,500	4,050,000	–	4,927,500

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
A. Stone Douglass	–	2,000,000	$0.10	August 1, 2031

Since our inception, we have not compensated any person for acting as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the beneficial ownership of our common stock, of (i) each person or entity that we believe, based on the assumptions described below, will be a beneficial owner of more than 5% of our outstanding common stock, (ii) each executive officer and director and (iii) all our directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Owned	Percent of Outstanding Shares

A. Stone Douglass 1313 Torrey Pines Road La Jolla, CA 92037	3,400,000	5.56%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2022, the Company received $1,000 in advances from the Company’s director and repaid $1,780 of advances. During the year ended December 31, 2021, the Company’s sole director paid $680 of expenses on behalf of the Company. The advance is unsecured, non-interest bearing and is payable on demand. As of December 31, 2022 and 2021, the advances related party totaled $0 and $780, respectively.

A. Stone Douglass, our sole officer and director, purchased 2,000,000 of these shares. On December 26, 2021, Mr. Douglass purchased an additional 1,400,000 shares of the Company's common stock at a price of $0.0001 per share.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2022	2021
Audit fees	$73,520	$55,930
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees	$73,520	$55,930

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Director.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of the Company
3.3 *	Form of Warrant sold to private investors
3.4 *	Equity Incentive Plan
10.1 *	Separation Agreement with Fourth Wave Energy, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company's registration statement on Form S-1 (File # 333-255887).

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2023.

DATED: April 14, 2023	GEOSOLAR TECHNOLOGIES, INC.

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

