Form 10-Q
period 2023-03-31
GeoSolar Technologies, Inc.
filed 2023-05-15
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,802,000 shares of common stock outstanding as of May 15, 2023.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GeoSolar Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$19,783	$14,320
Prepaid expenses	2,694	6,734
Total current assets	22,477	21,054

Noncurrent assets:
Land	464,741	464,741
Total noncurrent assets	464,741	464,741

Total assets	$487,218	$485,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$206,826	$131,454
Accrued compensation	152,200	107,200
Accrued expenses	939,039	784,815
Advances	494,741	494,741
Note payable	1,217	4,823
Senior convertible notes payable	1,035,000	995,000
Total current liabilities	2,829,023	2,518,033
Total liabilities	2,829,023	2,518,033

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 61,802,000 and 61,702,000 shares issued and outstanding, respectively	6,181	6,171
Additional paid in capital	8,624,414	8,126,266
Accumulated deficit	(10,972,400)	(10,164,675)
Total stockholders' deficit	(2,341,805)	(2,032,238)
Total liabilities and stockholders' deficit	$487,218	$485,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.
Consolidated Statements of Operations
For the three months ended March 31, 2023 and 2022
(Unaudited)

	March 31, 2023	March 31, 2022

Operating expenses:
General and administrative	$773,850	$690,922
Research and development	–	3,463

Total operating expenses	773,850	694,385

Other expenses:

Interest expense	(33,875)	(8,938)

Total other expenses	(33,875)	(8,938)

Net loss	$(807,725)	$(703,323)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	61,741,326	58,345,787
Diluted	61,741,326	58,345,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the three months ended March 31, 2023 and 2022
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2022	61,702,000	$6,171	$8,126,266	$(10,164,675)	$(2,032,238)

Stock based compensation	100,000	10	498,148	–	498,158

Net loss	–	–	–	(807,725)	(807,725)

Balance, March 31, 2023	61,802,000	$6,181	$8,624,414	$(10,972,400)	$(2,341,805)

Balance, December 31, 2021	56,875,000	$5,688	$6,149,052	$(6,699,910)	$(545,170)

Common shares issued for cash ($283) and services	2,825,000	283	423,468	–	423,751

Common shares issued for subscription receivable ($15) and services	150,000	15	22,485	–	22,500

Stock based compensation	–	–	61,042	–	61,042

Net loss	–	–	–	(703,323)	(703,323)

Balance, March 31, 2022	59,850,000	$5,986	$6,656,047	$(7,403,233)	$(741,200)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2023 and 2022
(Unaudited)

	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(807,725)	$(703,323)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	498,158	506,995
Net change in:
Prepaid expenses	4,040	1,474
Accounts payable	76,967	(58,171)
Accounts payable, related party	45,000	(17,500)
Accrued expenses	154,224	23,970

CASH FLOWS USED IN OPERATING ACTIVITIES	(29,336)	(246,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances, related party	(1,595)	(780)
Repayment of note payable	(3,606)	–
Proceeds from senior convertible notes payable	40,000	295,000
Proceeds from subscription receivable	–	960
Proceeds from issuance of common stock and warrants	–	283

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	34,799	295,463

NET CHANGE IN CASH	5,463	48,908
Cash, beginning of period	14,320	19,362
Cash, end of period	$19,783	$68,270

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expense	$11,652	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Expenses paid on the Company's behalf	$1,595	$–
Common shares issued for subscription receivable	$–	$15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited interim consolidated financial statements of GeoSolar Technologies, Inc. (“we”, “our”, “GeoSolar” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022, as reported in the Form 10-K of the Company, have been omitted.

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of March 31, 2023, Sustainable Housing Development Corporation has not begun operations.

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

Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the three months ended March 31, 2023 and 2022, reflected in the accompanying statement of operations. During the three months ended March 31, 2023 and 2022, 5,563,309 and 2,225,000 shares issuable upon the conversion of senior convertible notes, 1,487,500 shares issuable upon the exercise of stock warrants and 4,050,000 and 3,750,000 shares issuable upon the exercise of stock options, respectively, were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s financial statements.

Note 2.      Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 3.      Related Party Transactions

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the three months ended March 31, 2023 the Company recognized $45,000 of expense related to this agreement. As of March 31, 2023 and December 31, 2022, the Company has accrued $152,200 and $107,200 of compensation, respectively.

During the three months ended March 31, 2023, the Company’s director paid $1,595 of expenses on the Company’s half and was repaid $1,595 in cash. As of March 31, 2023 and December 31, 2022, the advances related party totaled $0.

During the three months ended March 31, 2022, the Company repaid $780 of advances.

Note 4.      Advances, Note Payable and Convertible Notes

Advances

As of March 31, 2023, the Company owed Mr. Klebl $464,741 and accrued interest of $27,808, related to the funding and purchase of land on the Company’s behalf. The advance bears interest at 8% and is secured by land, see Commitments footnote. As of March 31, 2023 and December 31, 2022, the advances totaled $494,741.

Note Payable

In June 2022, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $16,162 for a one year policy period. The Company financed $11,841 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,224, at an annual interest rate of 7.30%. As of March 31, 2023 and December 31, 2022, the note payable balance was $1,217 and $4,823, respectively.

Senior Convertible Notes

During the three months ended March 31, 2023, the Company issued senior convertible notes in the principal amount of $40,000. The notes are unsecured, bear interest at 8% per year and are due on demand.

In fiscal year 2021, the Company issued three senior convertible notes in the principal amount of $595,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022. The notes are currently past due.

In fiscal year 2022, the Company issued a senior convertible note in the principal amount of $400,000. The note is unsecured, bears interest at 12% per year and is due and payable on May 31, 2023.

At the option of the holders, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. The Company evaluated the conversion options and concluded an embedded derivative was not present at issuance. In the event that the Company issues and sells shares of its equity securities to investors while this Note remains outstanding in an equity financing with total proceeds to the Company of not less than $2,500,000, excluding the conversion of the Notes or other convertible securities issued for capital raising purposes (a "Qualified Financing"), then the outstanding principal amount of this Note and any unpaid accrued interest shall automatically convert in whole without any further action by the Holder into the-Equity Securities sold in the Qualified Financing at a Conversion Price equal to $0.20 per Equity Security regardless of the cash price paid per share for Equity Securities by the Investors in the Qualified Financing. As of March 31, 2023 and December 31, 2022, the balance on the senior convertible notes were $1,035,000 and $995,000, respectively.

Note 5.      Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

On June 19, 2022, the Company entered into a one-year contract with SRAX, Inc. (“SRAX”). In exchange for the right to use the SRAX Sequire platform, in connection with the Company’s Regulation A Offering, the Company will issue SRAX 1,250,000 shares of its restricted common stock. Per the agreement, the shares are subject to a price adjustment if the Company issues any common stock or common stock equivalents less than $1.00 per share. On July 13, 2022, the Company issued 1,250,000 shares to SRAX. The Company recorded the $1,250,000 in additional paid in capital and will recognize the expense over the life of the contract. During the three months ended March 31, 2023, the Company recognized $312,500 of stock-based compensation related to this agreement. As of March 31, 2023, the Company had $260,417 of unrecognized expense of stock-based compensation related to this issuance.

On February 24, 2023, the Board approved the issuance of 100,000 shares of the Company common stock at $0.0001 to consultants for services. The shares vested upon issuance. Based on the $1.00 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $99,990 related to the issuance of shares.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2022	1,487,500	$2.00
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at March 31, 2023	1,487,500	$2.00

As of March 31, 2023, all outstanding warrants are exercisable and have a weighted average remaining term of 1.76 years. There was no intrinsic value of the outstanding warrants as of March 31, 2023.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2022	4,050,000	$0.11
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at March 31, 2023	4,050,000	$0.11

During the three months ended March 31, 2023, the Company recognized $85,658 of expense related to outstanding stock options leaving $588,123 of unrecognized expenses related to options. As of March 31, 2023, the outstanding stock options have a weighted average remaining term of 8.44 years and an aggregate intrinsic value of $3,615,000.

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

As of March 31, 2023 we were in the development stage.

Results of Operations

Material changes in the line items in our Statement of Income for the three months ended March 31, 2023 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
General and Administrative Expenses	D	Decrease in stock based compensation

Research and Development	D

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition

•	Supply chain cost increases and timing issues

•	Competition

•	Ability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

Our sources and (uses) of cash for the three months ended March 31, 2023 and 2022 were:

	2023	2022
	$	$
Cash used in operations	(29,336)	(246,555)
Repayment of advances – related party	(1,595)	(780)
Proceeds from sale of convertible notes	40,000	295,000
Proceeds from subscription receivable	–	960
Proceeds from sale of common stock and warrants	–	283

Our projected capital requirements for the twelve months ending March 31, 2024 are:

Description	Amount
Marketing	$300,000
General and Administrative	$1,000,000
Research and Development	$200,000

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2024.

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

Contractual Obligations

As of March 31, 2023 we did not have any material capital commitments.

Off-Balance Sheet Arrangements

None.

Going Concern

The unaudited consolidated financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At March 31, 2023, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

DATED: May 15, 2023	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass, Principal Executive,
Financial and Accounting Officer

