Form 10-Q
period 2023-06-30
GeoSolar Technologies, Inc.
filed 2023-08-09
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,402,000 shares of common stock outstanding as of August 9, 2023.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$9,325	$14,320
Prepaid expenses	14,587	6,734
Total current assets	23,912	21,054

Noncurrent assets:
Land	464,741	464,741
Total noncurrent assets	464,741	464,741

Total assets	$488,653	$485,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$258,746	$131,454
Accrued compensation	197,200	107,200
Accrued expenses	1,027,605	784,815
Advances	534,041	494,741
Note payable	11,661	4,823
Senior convertible notes payable	1,035,000	995,000
Total current liabilities	3,064,253	2,518,033
Total liabilities	3,064,253	2,518,033

Commitments	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 62,102,000 and 61,702,000 shares issued and outstanding, respectively	6,211	6,171
Additional paid in capital	9,270,458	8,126,266
Accumulated deficit	(11,852,269)	(10,164,675)
Total stockholders' deficit	(2,575,600)	(2,032,238)
Total liabilities and stockholders' deficit	$488,653	$485,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses:
General and administrative	$845,058	$433,776	$1,618,908	$1,124,698
Research and development	–	4,097	–	7,560

Total operating expenses	845,058	437,873	1,618,908	1,132,258

Other expenses:

Interest expense	(34,811)	(12,448)	(68,686)	(21,386)

Total other expenses	(34,811)	(12,448)	(68,686)	(21,386)

Net loss	$(879,869)	$(450,321)	$(1,687,594)	$(1,153,644)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic	61,928,667	59,850,000	61,835,333	59,106,250
Diluted	61,928,667	59,850,000	61,835,333	59,106,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2022	61,702,000	$6,171	$8,126,266	$(10,164,675)	$(2,032,238)

Stock based compensation	100,000	10	498,148	–	498,158

Net loss	–	–	–	(807,725)	(807,725)

Balance, March 31, 2023	61,802,000	6,181	8,624,414	(10,972,400)	(2,341,805)

Stock based compensation	300,000	30	646,044	–	646,074

Net loss	–	–	–	(879,869)	(879,869)

Balance, June 30, 2023	62,102,000	$6,211	$9,270,458	$(11,852,269)	$(2,575,600)

Balance, December 31, 2021	56,875,000	$5,688	$6,149,052	$(6,699,910)	(545,170)

Common shares issued for cash ($283) and services	2,825,000	283	423,468	–	423,751

Common shares issued for subscription receivable ($15) and services	150,000	15	22,485	–	22,500

Stock based compensation	–	–	61,042	–	61,042

Net loss	–	–	–	(703,323)	(703,323)

Balance, March 31, 2022	59,850,000	5,986	6,656,047	(7,403,233)	(741,200)

Stock based compensation	–	–	61,042	–	61,042

Net loss	–	–	–	(450,321)	(450,321)

Balance, June 30, 2022	59,850,000	$5,986	$6,717,089	$(7,853,554)	$(1,130,479)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,687,594)	$(1,153,644)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	1,144,232	568,037
Net change in:
Prepaid expenses	3,808	50,583
Accounts payable	128,887	(44,883)
Accounts payable, related party	90,000	(22,500)
Accrued expenses	242,790	39,742

CASH FLOWS USED IN OPERATING ACTIVITIES	(77,877)	(562,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	39,300	–
Repayment of advances	–	(30,000)
Proceeds from advances, related party	–	1,000
Repayment of advances, related party	(1,595)	(780)
Repayment of note payable	(4,823)	–
Proceeds from senior convertible notes payable	40,000	745,000
Proceeds from subscription receivable	–	975
Proceeds from issuance of common stock and warrants	–	283

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	72,882	716,478

NET CHANGE IN CASH	(4,995)	153,813
Cash, beginning of period	14,320	19,362
Cash, end of period	$9,325	$173,175

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expense	$11,652	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Expenses paid on the Company's behalf	$1,595	$–
Financing of prepaid insurance premiums	$11,661	$11,841
Non-cash increase in prepaid expenses	$–	$1,250,000

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

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of June 30, 2023, Sustainable Housing Development Corporation has not begun operations.

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

Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the three and six months ended June 30, 2023 and 2022, reflected in the accompanying statement of operations. During the three and six months ended June 30, 2023 and 2022, 5,686,466 and 4,475,000 shares issuable upon the conversion of senior convertible notes, respectively, 1,487,500 shares issuable upon the exercise of stock warrants and 4,050,000 and 3,750,000 shares issuable upon the exercise of stock options, respectively, were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

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

Note 2.      Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 3.      Related Party Transactions

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the six months ended June 30, 2023 the Company recognized $90,000 of expense related to this agreement. As of June 30, 2023 and December 31, 2022, the Company has accrued $197,200 and $107,200 of compensation, respectively.

During the six months ended June 30, 2023, the Company’s director paid $1,595 of expenses on the Company’s behalf and was repaid $1,595 in cash. As of June 30, 2023 and December 31, 2022, the advances related party totaled $0.

During the six months ended June 30 2022, the Company repaid $780 of advances from the Company’s director.

Note 4.      Advances, Note Payable and Convertible Notes

Advances

As of June 30, 2023, the Company owed Norbert Klebl $464,741 and accrued interest of $37,088, related to the funding and purchase of land on the Company’s behalf. The advance bears interest at 8% and is secured by land, see Commitments footnote. As of June 30, 2023 and December 31, 2022, the advances totaled $494,741.

During the six months ended June 30, 2023, the Company received advances of $39,300. The advances are unsecured, non-interest bearing and are payable on demand.

Note Payable

In June 2022, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $16,162 for a one year policy period. The Company financed $11,841 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,224, at an annual interest rate of 7.30%.As of June 30, 2023 and December 31, 2022, the note payable balance was $0 and $4,823, respectively.

In June 2023, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,193 for a one year policy period. The Company financed $11,661 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,225, at an annual interest rate of 10.95%. As of June 30, 2023, the note payable balance was $11,661.

Senior Convertible Notes

During the six months ended June 30, 2023, the Company issued senior convertible notes in the principal amount of $40,000. The notes are unsecured, bear interest at 8% per year and are due on demand.

In fiscal year 2021, the Company issued three senior convertible notes in the principal amount of $595,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022. The notes are currently past due.

In fiscal year 2022, the Company issued a senior convertible note in the principal amount of $400,000. The note is unsecured, bears interest at 12% per year and is due and payable on May 31, 2023. The note is currently past due.

At the option of the holders, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. The Company evaluated the conversion options and concluded an embedded derivative was not present at issuance. In the event that the Company issues and sells shares of its equity securities to investors while this Note remains outstanding in an equity financing with total proceeds to the Company of not less than $2,500,000, excluding the conversion of the Notes or other convertible securities issued for capital raising purposes (a "Qualified Financing"), then the outstanding principal amount of this Note and any unpaid accrued interest shall automatically convert in whole without any further action by the Holder into the-Equity Securities sold in the Qualified Financing at a Conversion Price equal to $0.20 per Equity Security regardless of the cash price paid per share for Equity Securities by the Investors in the Qualified Financing. As of June 30, 2023 and December 31, 2022, the balances on the senior convertible notes were $1,035,000 and $995,000, respectively.

Note 5.      Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

On June 19, 2022, the Company entered into a one-year contract with SRAX, Inc. (“SRAX”). In exchange for the right to use the SRAX Sequire platform, in connection with the Company’s Regulation A Offering, the Company agreed to issue SRAX 1,250,000 shares of its restricted common stock. Per the agreement, the shares are subject to a price adjustment if the Company issues any common stock or common stock equivalents less than $1.00 per share. On July 13, 2022, the Company issued 1,250,000 shares to SRAX. The Company recorded the $1,250,000 in additional paid in capital and will recognize the expense over the life of the contract. During the six months ended June 30, 2023, the Company recognized $572,917 of stock-based compensation related to this agreement. As of June 30, 2023, the Company had $0 of unrecognized expense of stock-based compensation related to this issuance.

On February 24, 2023, the Board approved the issuance of 100,000 shares of the Company common stock at $0.0001 to consultants for services. The shares vested upon issuance. Based on the $1.00 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $99,990 related to the issuance of shares.

On May 23, 2023, the Board approved the issuance of 300,000 shares of the Company common stock at $0.0001 to consultants for services. The shares vested upon issuance. Based on the $1.00 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $299,970 related to the issuance of shares.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2022	1,487,500	$2.00
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2023	1,487,500	$2.00

As of June 30, 2023, all outstanding warrants are exercisable and have a weighted average remaining term of 1.51 years. There was no intrinsic value of the outstanding warrants as of June 30, 2023.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2022	4,050,000	$0.11
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2023	4,050,000	$0.11

During the six months ended June 30, 2023, the Company recognized $171,316 of expense related to outstanding stock options leaving $502,465 of unrecognized expenses related to options. As of June 30, 2023, the outstanding stock options have a weighted average remaining term of 8.19 years and an aggregate intrinsic value of $3,615,000.

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

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. If the Company does not arrange for a construction loan on the project by December 31, 2022, the property on which the 4-plex is to be built will revert to Mr, Klebl. Subsequent to December 31, 2022, the Company extended the agreement with Mr. Klebl to April 30, 2023. In June 2023, the Company extended the agreement with Mr. Klebl to July 31, 2023.Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. The advance is secured by the property, bears interest at 8% per annum and is repayable when the development is sold. As of June 30, 2023, Mr. Klebl is owed $464,741, which is repayable when the development is sold.

Note 7.      Subsequent Events

On July 10, 2023, the Company issued 300,000 shares of the Company common stock at $0.0001 to consultants for services.

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

As of June 30, 2023 we were in the development stage.

Results of Operations

Material changes in the line items in our Statement of Income for the six months ended June 30, 2023 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
General and Administrative Expenses	I	Increase in stock based compensation

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition

•	Supply chain cost increases and timing issues

•	Competition

•	Ability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

Our sources and (uses) of cash for the six months ended June 30, 2023 and 2022 were:

	2023	2022
	$	$
Cash used in operations	(77,877)	(562,665)
Proceeds from advances	39,300	1,000
Repayment of advances	(1,595)	(30,780)
Repayment of note	(4,823)	–
Proceeds from senior convertible notes payable	40,000	745,000
Proceeds from subscription receivable	–	960
Proceeds from sale of common stock and warrants	–	283

Our projected capital requirements for the twelve months ending June 30, 2024 are:

Description	Amount
Marketing	$300,000
General and Administrative	$1,000,000
Research and Development	$200,000

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2024.

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

Contractual Obligations

As of June 30, 2023 we did not have any material capital commitments.

Off-Balance Sheet Arrangements

None.

Going Concern

The unaudited consolidated financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2023, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED: August 9, 2023	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass, Principal Executive,
Financial and Accounting Officer

