Form 10-K
period 2023-12-31
GeoSolar Technologies, Inc.
filed 2024-03-22
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $-0-.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 65,352,040 shares of common stock as of March 22, 2024.

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

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	Technological changes in the solar energy industry;
•	Our operating costs and other costs of doing business;
•	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our solar energy systems;
•	Changes in our business strategy, plans and goals; and
•	Acts of God such as floods, earthquakes, and any other natural disasters.

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

We were incorporated in Colorado on December 2, 2020 and acquired all rights to the GSP system on March 9, 2021 in return for the issuance of 10,000,000 shares of our common stock to Fourth Wave Energy, Inc.  Fourth Wave distributed (“Spun-Off”) these shares to its shareholders based on approximately one share of the Company’s common stock for every four shares held by a Fourth Wave shareholder.

The Company also assumed all liabilities (approximately $380,000) associated with consulting agreements previously signed by Fourth Wave.

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

Solar energy is a very flexible energy technology: it can be built as distributed generation (located at or near the point of use) or as a central station, utility-scale solar power plant (similar to traditional power plants). Both methods can also store the energy they produce for distribution after the sun sets, using new solar and storage technologies.

In the last decade alone, solar has experienced an average annual growth rate of 22%, according to the Solar Energy Industries Association (SEIA). Thanks to strong federal policies like the solar Investment Tax Credit, rapidly declining costs, and increasing demand across the private and public sector for clean electricity, there are now nearly 179 gigawatts (GW) of solar capacity installed nationwide, enough to power 33 million homes.

The cost to install solar has dropped by more than 40% over the last decade, leading the industry to expand into new markets and deploy thousands of systems nationwide.

Solar has ranked first or second in new electric capacity additions in each of the last years. Solar’s increasing competitiveness against other technologies has allowed it to quickly increase its share of total U.S. electrical generation. An average-sized residential system has dropped from a pre-incentive price of $40,000 in 2010 to roughly $25,000 today, while recent utility-scale prices range from $16/MWh - $35/MWh, competitive with all other forms of generation according to the SEIA.

Homeowners and businesses are increasingly demanding solar systems that are paired with battery storage. While this pairing is still relatively new, the growth over the next five years is expected to be significant. By 2025, more than 25% of all behind-the-meter solar systems will be paired with storage, compared to under 5% in 2019.

The SmartGreen™ Home System

The Company has developed, field tested and filed a patent application for a whole-home turnkey sustainable energy product branded as the SmartGreen™ Home system (formerly known as the GSP system) that the management team believes has significant advantages in the retrofit of existing carbon powered homes to clean electric.

The SmartGreen™ Home system (“SGH”) is based on integration of the latest clean energy technology, including solar, geothermal, high-performance heat pumps, and other clean- energy technologies into one fully integrated system that can even include the electric vehicle.

The Company’s management believes that many of the 125 million homes currently powered by carbon will be converted to electricity over the next decade.

The urgency of the climate crisis and the new $360 billion Inflation Reduction Act (IRA) bill have dramatically accelerated the shift to all-electric homes. This is emerging as one of the fastest growing segments of the decarbonization movement and represents a multibillion-dollar market opportunity.

The Company is launching a marketing/public relations introduction of the SGH system in Colorado in the first quarter with expansion into Arizona and Nevada in the second quarter for the purpose of introducing the SGH system to homeowners.

We believe the SGH system represents the way all new and millions of existing homes will be powered in the near future.

Rendering of the SmartGreen™ Home System

The Company’s management believes the movement to all electric homes is emerging as the fastest growing segment of the decarbonization movement and represents a multibillion-dollar market opportunity.

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

The SmartGreen™ Home system is based on combining solar power and other energy efficient technologies into one fully integrated system. The SmartGreen™ Home system is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings.

The SmartGreen™ Home system is powered by solar electric powered by photovoltaics and is managed with advanced energy management controls. It includes:

•	Geothermal ground-sourced heating and cooling

•	Highly efficient two-way heat pumps that heat and cool.

•	LED lighting

•	Solar energy for hot water heating

•	Improved insulation and whole hole air tightening

•	Advanced air filtration and ventilation

•	An AI controlled control system that manages the entire system

We plan to use a network of rooftop solar contractors to market and install the SmartGreen™ Home system directly to homeowners. We will retain the rights to the sales and installation of the SmartGreen™ Home system in the state of Colorado. We estimate that the removal of an existing HVAC system and the installation of the SmartGreen™ Home system will be approximately $65,000 after tax credits and require approximately 20 days to complete.

We believe the installation of the SmartGreen™ Home system:

•	will result in a more valuable, cleaner and healthier home,

•	is highly economic for the homeowner, and

•	represents an important advancement in the way homes are cooled, heated and powered

SmartGreen™ Buildings

In addition to the home market segment, the Company is preparing to enter the commercial market to provide a similar model and services as the SmartGreen™ Home for small and medium sized apartment buildings, office buildings, golf courses, schools, government buildings, and more to modern and sustainable green energy sources. The strategy will leverage the Company’s SmartGreen™ platform leveraging a combination of geothermal wells with solar and air purification systems to deliver a whole building approach that will lead to reduced energy costs and healthier apartments, offices, and the environment.

Beyond the quality of life improvements that cleaner buildings provide (including healthier employees/tenants) the Company’s home base of Denver has become one of the first major cities to adopt a carbon tax on older carbon-dependent buildings. The Company believes it is positioned to help these building owners and their commercial buildings decarbonize ahead of planned 2025 fines. The ordinance, known as Energize Denver is focused on the lowering of carbon emissions and electrification of older Denver buildings with a grand vision of 40,000 buildings reaching zero-emissions by 2030.

Geothermal Heat Pump Overview

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

We believe that the SmartGreen™ Home system will be an integral part of making homes more efficient, as this will potentially cut home heating and cooling bills by an estimated 30 to 70 percent. Further benefits will include the elimination of noisy outdoor compressors and fans. Lastly, and for the benefit of the earth, the geothermal heating and cooling will reduce greenhouse gas emissions by greatly reducing the amount of gas and energy people use to heat and cool homes.

Example of Geothermal Heating and Cooling Diagram as Used In The SmartGreen™ Home

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

It is estimated that it takes only one kilowatt-hour of electricity for a geothermal heat pump to produce nearly 12,000 BTUs of cooling or heating. (To produce the same number of BTUs, a standard heat pump on a 95-degree day consumes 2.2 kilowatt-hours.) Geothermal systems are twice as efficient as the top-rated air conditioners and almost 50 percent more efficient than the best gas furnaces, all year round.

Another advantage is that there is no need for a noisy outdoor fan to move air through the compressor coils. Geothermal units simply pump liquid, so they can be placed indoors, safe from the elements. Most geothermal units come with 10-year warranties, but they can last much longer.

The Company’s management believes the movement to all electric homes is emerging as the fastest growing segment of the decarbonization movement and represents a multibillion-dollar market opportunity.

It is believed the installation of the SmartGreen™ Home system will result in a more valuable, cleaner and healthier home and is highly economic for the homeowner.

We believe the SmartGreen™ Home system represents an important advancement in the way homes are cooled, heated and powered and that the market for the SmartGreen™ Home system is substantial.

Sales and Marketing

The renewable energy and efficiency market involves suppliers, distributors, manufacturers, and contractors; therefore, we plan to establish and maintain loyal business relationships with all parties.

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

Our business strategy is to form strategic dealership/licensing agreements with local solar power and plumbing companies making them our installation partners for the sale and installation of the SmartGreen™ Home system.

Through our strategic dealership/licensing agreements, we plan to grant all homeowners that purchase a SmartGreen™ Home system a 25-year warranty and 100% financing through our partners. We are particularly excited about the Arizona and Colorado markets and plan to have a major presence in both states. Additionally, we plan to expand to Texas, California, New Mexico, Utah and Nevada, where solar power is currently most prevalent.

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

Patents and Trademarks

The trademarks currently owned by the Company, and for which it intends to seek federal transaction registration are the marks, GeoSolar Technologies, GSP system, SmartGreen™ Home, and Leading the Clean Electric Home Revolution™. The Company may federally register other trademarks in the future as the need arises. The Company on May 17, 2021, applied for a United States Patent on its System to Decarbonize, Ventilate and Electrify a Dwelling. This application is currently in review with the United States Patent and Trademark Office.

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

Other Information

As of the date of this report, we had three employees. It is expected that we will expand our management team significantly upon the receipt of additional funding.

Our offices are located at 1400 16th Street, Ste. 400, Denver, CO 80202 under a renewable month to month lease at a cost of approximately $300 per month.

As of the date of this report we were in the development stage and had not generated any material revenue.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves certain risks, including those described below, which could adversely affect the value of the Company’s common stock.  The Company does not make, nor has it authorized any other person to make, any representation about the future market value of the Company’s common stock or warrants.  In addition to the other information contained in this report, the following factors should be considered carefully in evaluating an investment in the Company’s securities.

The Company has only a limited operating history with respect to its new business and may never be profitable.

Since the Company only recently began its new business, it is difficult for potential investors to evaluate the Company’s future report. The Company will need to raise enough capital to be able to fund its operations. There can be no assurance that the Company will be profitable or that the Company's securities will have any value.

Any forecasts the Company makes concerning its operations may prove to be inaccurate. The Company’s prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development.

As of the date of this report, the Company had installed one SmartGreen™ Home system. The one SGH system we installed was to test the system in a "live" environment and the amount we received for installing the system was credited to research and development expenses. There can be no assurance that the Company will generate any material revenue from the sale of the Company's SGH systems.

We have a history of losses and have not generated revenue.

During the year ended December 31, 2023, we had a net loss of $2,784,372. Since our inception (December 2, 2020) through December 31, 2023, we have not generated any revenue. There can be no assurance that we will ever be profitable.

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

Expiration of Tax Credits

The sale of solar and geothermal energy system has benefitted from federal investment tax credits which lowers the effective cost of these systems to homeowners. However, these tax credits are set to expire in 2032. Although there is hope that these tax credits will be extended, there can be no assurance that they will be extended in which case the net cost of the GSP system to the homeowner will increase significantly.

Our business and results of operations are dependent on the availability, skill and performance of subcontractors.

We will use subcontractors to install our SmartGreen™ Home systems. Accordingly, the timing and quality of our installations will depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors, we do not have any contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will be available at reasonable rates. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business.

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

We will be subject to warranty and liability claims arising in the ordinary course of business that can be significant.

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

There is no aspect of our business which is protected by patents, copyrights, trademarks, or trade names at this time. As a result, potential competitors could duplicate our business model with little effort. Although we plan to file for federal patent protection on the SmartGreen™ Home system, there are no assurances the patents will be issued.

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

As of the date of this report there was only a limited public market for our common stock.

Our common stock began trading in the over-the-counter market on November 20, 2023. Since then, there has only been a limited market in our common stock. As a result, you may be unable to sell your shares of our common stock.

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

You may have difficulty depositing your shares with a broker or selling shares of our common stock.

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

For these reasons, holders of our common stock have difficulty selling shares of our common stock.

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

We are dependent on our management team and the loss of any of these individuals would harm our business.

Our future success depends largely upon the management experience, skill, and contacts of our officers and directors. The loss of the services of either of these officers, whether as a result of death, disability or otherwise, may have a material adverse effect upon our business.

We may issue shares of preferred stock that would have a liquidation preference to our common stock.

Our articles of incorporation currently authorize the issuance of 20,000,000 shares of our preferred stock. The board has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of our common stock.

Our auditors have expressed doubt as to our ability to continue in business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $12,949,047 at December 31, 2023, and had a net loss of $2,784,372 for the year ended December 31, 2023. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations.

ITEM 1C.	CYBERSECURITY

Companies such as ours face a variety of risks, including financial reporting, legal, credit, liquidity, operational, health, safety and cybersecurity risks. The Board believes an effective risk management system will (1) identify the material risks that we face in a timely manner, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to our directors (3) implement or oversee implementation of appropriate and responsive risk management and mitigation strategies consistent with our risk profile, and (4) integrate risk management into our decision-making.

Our Board oversees risk management after receiving briefings from advisors and also based on its own analysis and conclusions regarding the adequacy of our risk management processes. The Board continuously evaluates and manages material risks including geopolitical and enterprise risks, financial risks, environmental risks, health and safety risks and cybersecurity risks.

Daniel Chartock, our Chief Growth Officer and Executive Vice President of Operations, is responsible for assessing and managing cybersecurity risks. Mr. Chartock is experienced in assessing and managing cybersecurity risks due to his 30+ years in information technology consulting.

To date we have not experienced any cybersecurity threats and any risks from cybersecurity threats have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the “Current Pink” platform maintained by the OTC Markets Group under the trading symbol “GSLR” on November 20, 2023.

Shown below is the range of high and low closing prices for our common stock as reported by the OTC Markets Group for the periods presented:

Quarter Ended	High	Low
December 31, 2023	$0.25	$0.05

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of our directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

Our Articles of Incorporation authorize the Board of Directors to issue up to 20,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

As of the date of this report, we had approximately 200 shareholders of record and 65,352,040 outstanding shares of common stock.

Other Shares Which May Be Issued

The following table lists additional shares of our common stock which may be issued as the result of the conversion of notes or the exercise of outstanding options or warrants:

	Number of Shares	Note Reference
Senior convertible notes payable	15,508,840	Note 2
Stock warrants	16,687,500	Note 6
Stock options	8,350,000	Note 6

Shares Available for Sale Pursuant to Rule 144

As of the date of this report, we had 65,352,040 outstanding shares of common stock, of which approximately 55,350,000 shares were available for sale pursuant to Rule 144 of the Securities and Exchange Commission. Rule 144 provides, in essence, that a person who is not affiliated with the Company may, after six months from the date of acquisition, sell restricted securities without restriction, provided the Company files 10-K and 10-Q reports with the Securities and Exchange Commission and is current in its filings with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Colorado on December 2, 2020. We are currently in the development stage and have not earned any revenues.

Results of Operations

Material changes in the line items in our Statement of Operations for the year ended December 31, 2023 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
General and Administrative Expenses	D	Decease due to stock based compensation and the write off of deferred offering costs in prior year.
Interest Expense	I	Increase in interest bearing debt

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition
•	Supply chain cost increases and timing issues
•	Competition
•	Ability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $5,268 and a working capital deficit of $3,964,926. We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties.

Our sources and (uses) of cash for the years ended December 31, 2023 and 2022 were:

	2023	2022
	$	$
Cash used in operations	(276,079)	(815,492)
Proceeds from advances	39,300	–
Repayment of advances	(39,300)	(30,000)
Proceeds from advances, related party	–	1,000
Repayment of advances, related party	(1,595)	(1,780)
Repayment of note	(11,378)	(7,018)
Proceeds from sale of convertible notes	240,000	845,000
Proceeds from subscription receivable	–	960
Proceeds from sale of common stock and warrants	40,000	2,288

Our projected capital requirements for the twelve months ending March 31, 2025 are:

Description	Amount
Marketing	$300,000
General and Administrative	$1,000,000
Research and Development	$200,000

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2025.

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

Contractual Commitments and Obligations

As of December 31, 2023, we did not have any material contractual commitments or obligations.

Off-Balance Sheet Arrangements

None.

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

Going Concern

The unaudited consolidated financial statements accompanying this Registration Statement have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At December 31, 2023, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GeoSolar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GeoSolar Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 22, 2024

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$5,268	$14,320
Prepaid expenses	11,631	6,734
Total current assets	16,899	21,054

Noncurrent assets:
Deposit on software, related party	495,000	–
Land	464,741	464,741
Total noncurrent assets	959,741	464,741

Total assets	$976,640	$485,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$312,839	$131,454
Accrued compensation	262,200	107,200
Accrued expenses	921,487	784,815
Accrued expenses, related party	657	–
Advances	494,741	494,741
Note payable	5,106	4,823
Senior convertible notes payable, related party	749,795	–
Senior convertible notes payable	1,235,000	995,000
Total current liabilities	3,981,825	2,518,033
Total liabilities	3,981,825	2,518,033

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 64,252,040 and 61,702,000 shares issued and outstanding, respectively	6,426	6,171
Additional paid in capital	9,937,436	8,126,266
Accumulated deficit	(12,949,047)	(10,164,675)
Total stockholders' deficit	(3,005,185)	(2,032,238)
Total liabilities and stockholders' deficit	$976,640	$485,795

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Operating expenses:
General and administrative	$2,637,069	$3,368,082
Research and development	–	10,502

Total operating expenses	2,637,069	3,378,584

Other expenses:

Interest expense	(147,303)	(86,181)

Total other expenses	(147,303)	(86,181)

Net loss	$(2,784,372)	$(3,464,765)

Net loss per common share:
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding:
Basic	62,141,288	60,097,459
Diluted	62,141,288	60,097,459

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	56,875,000	$5,688	$6,149,052	$(6,699,910)	$(545,170)

Common shares issued for cash	2,000	–	1,990	–	1,990

Common shares issued for cash ($298) and services	2,975,000	298	445,953	–	446,251

Stock based compensation	1,850,000	185	1,529,271	–	1,529,456

Net loss	–	–	–	(3,464,765)	(3,464,765)

Balance, December 31, 2022	61,702,000	6,171	8,126,266	(10,164,675)	(2,032,238)

Units issued for cash	400,000	40	39,960	–	40,000

Common shares issued for deposit on software, related party	1,000,000	100	99,900	–	100,000

Stock based compensation	1,150,040	115	1,671,310	–	1,671,425

Net loss	–	–	–	(2,784,372)	(2,784,372)

Balance, December 31, 2023	64,252,040	$6,426	$9,937,436	$(12,949,047)	$(3,005,185)

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,784,372)	$(3,464,765)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	1,671,425	1,975,409
Write off of deferred offering costs	–	300,000
Net change in:
Prepaid expenses	6,764	1,256,581
Accounts payable	182,980	(35,383)
Accrued compensation	155,000	27,200
Accrued expenses	491,467	(874,534)
Accrued expenses, related party	657	–

CASH FLOWS USED IN OPERATING ACTIVITIES	(276,079)	(815,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	39,300	–
Repayment of advances	(39,300)	(30,000)
Proceeds from advances, related party	–	1,000
Repayment of advances, related party	(1,595)	(1,780)
Repayment of note payable	(11,378)	(7,018)
Proceeds from senior convertible notes payable	240,000	845,000
Proceeds from subscription receivable	–	960
Proceeds from issuance of common stock and warrants	40,000	2,288

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	267,027	810,450

NET CHANGE IN CASH	(9,052)	(5,042)
Cash, beginning of period	14,320	19,362
Cash, end of period	$5,268	$14,320

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expense	$571	$11,652
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Expenses paid on the Company's behalf	$1,595	$–
Financing of prepaid insurance premiums	$11,661	$11,841
Common shares issued for deposit on software, related party	$100,000	$–
Senior convertible note, related party issued for accrued expenses	$354,795	$–
Senior convertible notes payable, related party issued for deposit on software	$395,000	$–
Non-cash increase in prepaid expenses	$–	$1,250,000
Land acquired with advance	$–	$464,741

The accompanying notes are an integral part of these consolidated financial statements.

GeoSolar Technologies, Inc.

Notes to the Financial Statements

Note 1. Basis of Presentation

The accompanying audited financial statements of GeoSolar Technologies, Inc. (“we”, “our”, “GeoSolar” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”)

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of December 31, 2023, Sustainable Housing Development Corporation has not begun operations.

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

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, there were no cash equivalents.

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

Property and Equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives.

Capitalized Internal-Use Software Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to the accounting for costs of internal-use software. Software development costs are capitalized when module development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects.

Internal-use software is amortized on a straight-line basis. We will evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As December 31, 2023, the Company has not incurred any internal-use software costs to capitalize.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and accounts payable. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate the market rate.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, 1,687,500 of stock warrants, 8,350,000 of stock options and 15,508,840 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss. During the year ended December 31, 2022, 1,487,500 of stock warrants, 4,050,000 of stock options and 5,244,172 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Leases

The Company elected to adopt a package of practical expedients under Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842) which removes the requirement to reassess whether expired or existing contracts contain leases and removes the requirement to reassess the lease classification for any existing leases prior to the adoption date of January 1, 2019. Additionally, the Company has made a policy election not to capitalize leases with a term of 12 months or less. Rent expense for the years ended December 31, 2023 and 2022, was $3,534 and $4,479, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Advances

During the year ended December 31, 2023, the Company’s director paid $1,595 of expenses on the Company’s behalf and was repaid $1,595 in cash. During the year ended December 31, 2022, the Company received $1,000 in advances from the Company’s director and repaid $1,780 of advances. The advances are unsecured, non-interest bearing and are payable on demand. As of December 31, 2023 and 2022, advances to related parties totaled $0.

Employment agreements

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. During the years ended December 31, 2023 and 2022, the Company recognized $180,000 of expense related to this agreement. As of December 31, 2023 and 2022, the Company has accrued $262,200 and $107,200, respectively, of compensation payable to Mr. Douglass.

On December 27, 2023, the Company entered into an employment agreement with Mr. Daniel E. Chartock pursuant to which Mr. Chartock agreed to serve as Chief Growth Officer commencing on December 27, 2023, for an initial term of three years. The term will be extended automatically for one year on December 26, 2026 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chartock or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 26, 2026 or the last date to which the term is extended will be the end of the term). Mr. Chartock will receive a base annual salary of $120,000. As additional compensation, the Company issued 4,000,000 stock options to purchase the Company’s common stock. The options have a ten-year term and have an exercise price of $0.10 per share. The fair value of the options at issuance was $364,199. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.10, Exercise price, $0.10, Term 10 years, Volatility 128.26%, and Discount rate 3.81% and a dividend yield of 0%.

Other

On March 31, 2022, the Company entered into a Media Buying agreement with TAG Collective, a division of BKNY Venture Holdings, Inc., of which Mr. Chartock is a Partner. On December 27, 2023, the Company converted $354,795 of accrued expense with TAG Collective into a senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2024, and is convertible at a fixed rate of $0.10.

On December 15, 2023, the Company entered into a development agreement with TAG Collective. Per the agreement, TAG Collective will develop an integrated business management platform for the Company. The Company expects the platform to be complete in 2024. In consideration for the platform, the Company issued 1,000,000 shares of the Company’s common stock, valued at $100,000, and issued a $395,000 senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2024, and is convertible at a fixed rate of $0.10. The Company recorded the total consideration paid of $495,000 as a deposit on software as of December 31, 2023.

Note 5. Advances, Notes Payable and Senior Convertible Notes

Advances

During the years ended December 31, 2023 and 2022, the Company received advances of $39,300 and $0 and repaid $39,300 and $30,000 in advances, respectively. The advances are unsecured, non-interest bearing and are payable on demand.

As of December 31, 2023 and 2022, the Company owes Mr. Klebl $464,741 and accrued interest of $55,820 and $18,641, respectively, related to the funding and purchase of land on the Company’s behalf. The amount owed to Mr. Klebl bears interest at 8% and is secured by land, see Commitments footnote.

As of December 31, 2023 and 2022, the advances totaled $494,741.

Note Payable

In May 2023, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,914 for a one year policy period. The Company financed $11,661 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,225, at an annual interest rate of 10.95%. As of December 31, 2023, the note payable balance was $5,106.

In June 2022, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $16,162 for a one year policy period. The Company financed $11,841 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,224, at an annual interest rate of 7.30%. As of December 31, 2023 and 2022, the note payable balance was $0 and $4,823, respectively.

Senior Convertible Notes

In February and March 2023, the Company issued two senior convertible notes in the principal amount of $40,000. The notes are unsecured, bear interest at 8% per year and are due on December 31, 2023. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20.

On July 23, 2023, the Company issued a senior convertible note in the principal amount of $200,000. The note is unsecured, bears interest at 8% per year and matures on December 31, 2024. At the option of the holder, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10.

In fiscal year 2022, the Company issued senior convertible notes in the principal amount of $445,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. The notes are currently past due.

In June 2022, the Company issued a senior convertible note in the principal amount of $400,000. The note is unsecured, bears interest at 12% per year and is due and payable on May 31, 2023. At the option of the senior convertible noteholders, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.20. The note is currently past due.

In November and December 2021, the Company issued three senior convertible notes in the principal amount of $150,000. The notes are unsecured, bear interest at 8% per year and are due and payable on December 31, 2022. The notes are currently past due.

At the option of the holders, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10 - $0.20. The Company evaluated the conversion options and concluded an embedded derivative was not present at issuance. In the event that the Company issues and sells shares of its equity securities to investors while this Note remains outstanding in an equity financing with total proceeds to the Company of not less than $2,500,000, excluding the conversion of the Notes or other convertible securities issued for capital raising purposes (a “Qualified Financing”), then the outstanding principal amount of this Note and any unpaid accrued interest shall automatically convert in whole without any further action by the Holder into the-Equity Securities sold in the Qualified Financing at a Conversion Price equal to $0.10 -$0.20 per Equity Security regardless of the cash price paid per share for Equity Securities by the Investors in the Qualified Financing.

As of December 31, 2023 and 2022, the balances on the senior convertible notes were $1,235,000 and $995,000, respectively.

Note 6. Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

2023

On June 19, 2022, the Company entered into a one-year contract with SRAX, Inc. (“SRAX”). In exchange for the right to use the SRAX Sequire platform, in connection with the Company’s Regulation A Offering, the Company agreed to issue SRAX 1,250,000 shares of its restricted common stock. Per the agreement, the shares are subject to a price adjustment if the Company issues any common stock or common stock equivalents less than $1.00 per share. On July 13, 2022, the Company issued 1,250,000 shares to SRAX. The Company recorded the $1,250,000 in additional paid in capital and will recognize the expense over the life of the contract. During the years ended December 31, 2023 and 2022, the Company recognized $572,917 and $677,083 of stock-based compensation related to this agreement, respectively. As of December 31, 2023 and 2022, the Company had $0 and $572,917 of unrecognized expense of stock-based compensation related to this issuance, respectively.

On February 24, 2023, the Board approved the issuance of 100,000 shares of the Company common stock at $0.0001 to consultants for services. The shares vested upon issuance. Based on the $1.00 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $100,000 related to the issuance of shares.

On May 23, 2023, the Board approved the issuance of 300,000 shares of the Company common stock at $0.0001 to consultants for services. The shares vested upon issuance. Based on the $1.00 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $300,000 related to the issuance of shares.

On July 10, 2023, the Company issued 300,040 shares of the Company common stock at $0.0001 to consultants for services. The shares vested upon issuance. Based on the $1.00 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $300,000 related to the issuance of shares.

On December 10, 2023, the Board approved the issuance of 450,000 shares of the Company common stock to consultant for services. The shares vested upon issuance. Based on the $0.10 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $45,000 related to the issuance of shares.

On December 18, 2023, the Company sold 4 Units at a price of $10,000 per Unit to an investor for proceeds of $40,000. Each Unit consists of 100,000 shares of our common stock and 50,000 warrants. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $1.00 per share at any time on or before December 31, 2025.

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

During the year ended December 31, 2022, the Company issued 2,000 shares of common stock for cash proceeds of $1,990, net of fees.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	1,487,500	$2.00
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2022	1,487,500	2.00
Granted	200,000	1.00
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2023	1,687,500	$1.88

As of December 31, 2023, all outstanding warrants are exercisable and have a weighted average remaining term of 1.1 years. There was no intrinsic value of the outstanding warrants as of December 31, 2023.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	3,750,000	$0.10
Granted	300,000	0.20
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2022	4,050,000	0.11
Granted	4,300,000	0.10
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2023	8,350,000	$0.10

On December 10, 2023, the Company granted 300,000 options to a consultant of the Company. The options have a ten-year term and have an exercise price of $0.10 per share. The fair value of the options at issuance was $27,339. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.10, Exercise price, $0.10, Term 10 years, Volatility 128.26%, and Discount rate 4.28% and a dividend yield of 0%.

During the year ended December 31, 2023, the Company recognized $353,508 of expense related to outstanding stock options leaving $711,811 of unrecognized expenses related to options. As of December 31, 2023, the outstanding stock options have a weighted average remaining term of 8.87 years and have no aggregate intrinsic value.

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

Note 7. Commitments

On May 17, 2022, the Company engaged Rialto Markets, LLC (“Rialto”), to act as the broker-dealer of record in connection with the Company’s Regulation A Offering, but not for underwriting or placement agent services. The Company has agreed to pay Rialto a commission equal to 2% of the amount raised from the sale of the Company’s common stock in the Regulation A Offering. During the years ended December 31, 2023 and 2022, the Company paid Rialto $0 and $2,000 for FINRA filing fees, respectively.

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. If the Company does not arrange for a construction loan on the project by December 31, 2022, the property on which the 4-plex is to be built will revert to Mr. Klebl. Subsequent to December 31, 2022, the Company extended the agreement with Mr. Klebl to July 31, 2023. In February 2024, the Company extended the agreement with Mr. Klebl to May 31, 2024. Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. As of December 31, 2023 and 2022, Mr. Klebl is owed $464,741, which is repayable when the development is sold. The amount owed to Mr. Klebl is secured by the property, bears interest at 8% per annum and is repayable when the development is sold.

Note 8. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Income tax benefit computed at the statutory rate	$585,000	$728,000
Tax effect of:
Non-deductible expenses	(351,000)	(415,000)
Change in valuation allowance	(234,000)	(313,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of December 31, 2023	As of December 31, 2022
Deferred income tax assets
Net operating losses	$850,000	$616,000
Valuation allowance	(850,000)	(616,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $4,046,000. Such amounts are subject to IRS code section 382 limitations.

U.S. federal income tax returns after 2020 remain open to examination. Generally, state income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2023 and December 31, 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023 and December 31, 2022, there were no penalties or interest recorded in income tax expense.

Note 9. Subsequent Events

On January 1, 2024, the Company entered into an employment agreement with Mr. Dar-Lon Chang pursuant to which Mr. Chang agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chang or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Chang will receive a base annual salary of $120,000. As additional compensation the Company issued 2,000,000 stock options to purchase the Company’s common stock. The options have a ten-year term and have an exercise price of $0.10 per share.

In January 2024, the Board approved the issuance of 500,000 shares of the Company common stock to consultants for services. The shares vest upon issuance.

Subsequent to December 31, 2023, the Company sold 6 Units at a price of $10,000 per Unit to investors for total proceeds of $60,000. Each Unit consists of 100,000 shares of our common stock and 50,000 warrants. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $1.00 per share at any time on or before December 31, 2025.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2023 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2023.

ITEM 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
A. Stone Douglass	76	CEO and Director
Dar-Lon Chang	47	President
Daniel Chartock	37	Chief Growth Officer and Executive Vice President of Operations

Mr. Douglass has been the Chief Executive Officer and a Director of the Company since December, 2020. Mr. Douglass has been the:

•	Chief Financial Officer and a Director of David Kind, Inc., a Venice, California-based online eyewear brand, since June 2013.

•	Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016.

•	Chief Financial Officer and a Director of P5 Systems, Inc., a San Diego based technology platform known as the Craig's List of cannabis, servicing the legal cannabis value chain, between since March 2018 and February 2024.

•	Chairman, CEO and CFO of Digipath, Inc (DIGP), a La Vegas-based cannabis laboratory company since August of 2021.

Between July 2011 and December 2013, Mr. Douglass was the Chief Executive Officer of Ryderz Compound, Inc., a Carlsbad, California based action sports retailer. Ryderz was sold to Pacific Vector, Inc. in 2013. In 2014, Pacific Vector, Inc. filed for bankruptcy.

Between April 2008 and December 2010, Mr. Douglass was the Chief Executive Officer of RedEnvelope, Inc., a San Francisco based online gift site. Mr. Douglass was brought in to take RedEnvelope through bankruptcy. RedEnvelope filed a Chapter 11 bankruptcy petition on April 17, 2008, and was later sold to another online site. The creditors of RedEnvelope received 75% of the amounts owed to them by RedEnvelope.

Between September 2014 and May 2017, Mr. Douglass was the manager of HL Brands, LLC, a private firm manufacturing and selling apparel under the POPaganda brand, and watches and bags under the Flud brand.

Between September 2014 and May 2017 Mr. Douglass was the Chairman of Artec Global Media, Inc., a publicly traded (ACTL: OTC Pink) media company.

We believe Mr. Douglass is qualified to act as a director based upon his knowledge of business practices and, in particular, the regulations relating to public companies.

Mr. Douglass is not independent as that term is defined in Section 803 of the NYSE American Company Guide.

On January 1, 2024, we appointed Dar-Lon Chang as our President. Mr. Chang is a resident of the Geos neighborhood in Arvada, Colorado and moved to the net-zero, all-electric neighborhood in 2019. Prior to joining the Company, Mr. Chang was a consultant to the Company and a climate activist. Between 2003 and 2019 Mr. Chang was a research engineer at ExxonMobil Upstream Research Company. In 2022, Mr. Chang was selected by the City Council of Arvada to join the Arvada Sustainability Advisory Committee, and also joined the Just Transition Advisory Roundtable hosted by the Alliance Center that helped the passage of HB23-1074, a Colorado bill for the study of the workforce transition of oil and gas workers to clean energy. Mr. Chang is currently a board member for Colorado Rising and a leading advocate for 350 Colorado's Safe and Healthy Colorado ballot initiative to phase out new fracking permits by 2030.

On December 27, 2023, we appointed Daniel E. Chartock as our Chief Growth Officer and Executive Vice President of Operations.  Mr. Chartock is also a Founding Partner at New York based Marketing and Advertising firm TAG Collective.  In his career, he has pioneered the intersection of communications, business and technology, binding them together to drive brand and business growth. He has worked to deliver spectacular and impactful digital and integrated traditional media campaigns for many clients and leads TAG Collective to develop campaigns and strategies that help clients reach their goals and deliver results.  Focusing on branding and brand continuity, Mr. Chartock provides a critical eye, allowing campaigns to achieve new heights of synergy. His expertise in digital communications (including influencers, social media, digital marketing and modern analytics), as well as branding and technology, bring unique insights to clients. Previously, Mr. Chartock has worked for Fortune 500 companies including Avis Budget Group, working to deliver metric based results directly impacting EBITDA and driving their bottom line and holds a degree in Communications and Business from St. John’s University in New York. Mr. Chartock was honored in 2021 as one of the Top 100 Healthcare Visionaries in the world for his work across Tech and Healthcare.

Our directors are appointed for a one-year term holding office until the next annual general meeting of our shareholders or until their successors are elected or appointed.  Our officers are appointed by our board of directors and serve at the discretion of the board.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our directors, to the extent required. Our directors believe that the cost of associated with such committees has not been justified under our current circumstances.  During the year ended December 31, 2023, we did not compensate any person for serving as an officer or a director.

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

Our executive officers will be compensated through the following four components:

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

As of the date of this report we had issued 8,350,000 options, shares of common stock, or other awards pursuant to the Plan.

Compensation Table

The following table sets forth in summary form the compensation received by our Chief Executive Officer for the years ended December 31, 2023 and 2022:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)		All Other Compensation (6)	Total

A. Stone Douglass	2023	$180,000	$–	$–	$–	$		$–	$180,000
Chief Executive Officer	2022	$180,000	$–	$–	$–	$		$–	$180,000
Daniel E. Chartock	2023	$–	$–	$–	$364,199		$–	$–	$364,199
Chief Growth Officer and Executive Vice President of Operations

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(5)	The dollar value of cash earned under the short-term incentive plan.
(6)	All other compensation that could not be properly reported in any other column.

Dar-Lon Chang was not appointed as an officer of the Company until January 2024.

The following shows the amount we expect to pay our executive officers and the amount of time they expect to devote to our business during the year ending December 31, 2024.

	Projected Monthly	Percent of Time to Be
Name	Compensation	Devoted to our Business
A. Stone Douglass	$15,000	80%
Dar-Lon Chang	$10,000	80%
Daniel E. Chartock	$10,000	50%

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

On January 1, 2024, the Company entered into an employment agreement with Mr. Chang Dar-Lon pursuant to which Mr. Dar-Lon agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Dar-Lon or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Dar-Lon will receive a base annual salary of $120,000. As additional compensation, the Company issued 2,000,000 stock options to purchase the Company’s common stock. The options have a ten-year term and have an exercise price of $0.10 per share.

On December 27, 2023, the Company entered into an employment agreement with Mr. Daniel E. Chartock pursuant to which Mr. Chartock agreed to serve as Chief Growth Officer commencing on December 27, 2023, for an initial term of three years. The term will be extended automatically for one year on January 26, 2026 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chartock or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 26, 2026 or the last date to which the term is extended will be the end of the term). Mr. Chartock will receive a base annual salary of $120,000. As additional compensation, the Company issued 4,000,000 stock options to purchase the Company’s common stock. The options have a ten-year term and have an exercise price of $0.10 per share.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Equity Incentive Plan as of December 31, 2023, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c )
Equity Incentive Plan	9,637,800	8,350,000	$0.10	1,287,800

The Company’s Equity Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of the date of this report, concerning the stock options and stock bonuses granted pursuant to the Equity Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/ Shares Under the Plan
9,637,800	8,350,000	–	1,287,000

Since our inception, we have not compensated any person for acting as a director.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of the date of this report, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned (1)	Percent of Outstanding Shares
A. Stone Douglass	5,400,000	8.3%
Dar-Lon Chang	2,600,000	4.0%
Daniel E. Chartock	4,000,000	6.1%

(1)    Includes shares issuable upon the exercise of the following options:

Option Holder	Shares Issuable Upon Exercise of Options	Option Exercise Price	Option Expiration Date
A. Stone Douglass	2,000,000	$0.10	8/1/2031
Dar-Lon Chang	2,300,000	$0.10	12/7/2033 – 1/1/2034
Daniel E. Chartock	4,000,000	$0.10	12/24/2033

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2023, the Company received $1,595 in advances from the Company’s sole director and repaid $1,595 of advances. During the year ended December 31, 2022, the Company received $1,000 in advances from the Company’s sole director and repaid $1,780 of advances. As of December 31, 2023, there were no outstanding advances from a related party.

A. Stone Douglass, our sole officer and director, purchased 2,000,000 of these shares. On December 26, 2021, Mr. Douglass purchased an additional 1,400,000 shares of the Company's common stock at a price of $0.0001 per share.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2023	2022
Audit fees	$78,500	$73,520
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees	$78,500	$73,520

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Director.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of the Company
3.3 *	Form of Warrant sold to private investors
3.4 *	Equity Incentive Plan
10.1 *	Separation Agreement with Fourth Wave Energy, Inc.
10.2 **	Employment Agreement with A. Stone Douglass
10.3	Employment Agreement with Dar-Lon Chang
10.4	Employment Agreement with Daniel E. Chartock
19	Insider Trading Policy and Procedures
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company's registration statement on Form S-1 (File # 333-255887).

**	Incorporated by reference to Exhibit 6.3 filed with the Company’s Notification on Form 1-A (file #024-11859).

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2024.

DATED: March 22, 2024	GEOSOLAR TECHNOLOGIES, INC.

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

