Form 10-Q
period 2024-06-30
GeoSolar Technologies, Inc.
filed 2024-08-14
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,552,040 shares of common stock outstanding as of August 14, 2024.

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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$2,371	$5,268
Prepaid expenses	42,727	11,631
Total current assets	45,098	16,899

Noncurrent assets:
Deposit on software, related party	495,000	495,000
Land	464,741	464,741
Total noncurrent assets	959,741	959,741

Total assets	$1,004,839	$976,640

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$304,275	$312,839
Accrued compensation	442,200	262,200
Accrued expenses	1,021,227	921,487
Accrued expenses, related party	121,349	657
Advances	494,741	494,741
Advances, related party	29,247	–
Deferred revenue	23,584
Note payable	11,186	5,106
Senior convertible notes payable, related party	749,795	749,795
Senior convertible notes payable	1,235,000	1,235,000
Total current liabilities	4,432,604	3,981,825
Total liabilities	4,432,604	3,981,825

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 65,552,040 and 64,252,040 shares issued and outstanding, respectively	6,556	6,426
Additional paid in capital	10,358,986	9,937,436
Accumulated deficit	(13,793,307)	(12,949,047)
Total stockholders' deficit	(3,427,765)	(3,005,185)
Total liabilities and stockholders' deficit	$1,004,839	$976,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$12,315	$–	$12,315	$–
Total revenue	12,315	–	12,315	–

Cost of revenue	10,293	–	10,293	–
Total cost of revenue	10,293	–	10,293	–

Gross profit	2,022	–	2,022	–

Operating expenses:
General and administrative	362,920	845,058	739,314	1,618,908
Total operating expenses	362,920	845,058	739,314	1,618,908

Other expenses:

Interest expense	(53,420)	(34,811)	(106,968)	(68,686)

Total other expenses	(53,420)	(34,811)	(106,968)	(68,686)

Net loss	$(414,318)	$(879,869)	$(844,260)	$(1,687,594)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic	65,552,040	61,928,667	65,312,480	61,835,333
Diluted	65,552,040	61,928,667	65,312,480	61,835,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2023	64,252,040	$6,426	$9,937,436	$(12,949,047)	(3,005,185)

Units issued for cash	800,000	80	79,920	–	80,000

Stock based compensation	500,000	50	204,540	–	204,590

Net loss	–	–	–	(429,942)	(429,942)

Balance, March 31, 2024	65,552,040	6,556	10,221,896	(13,378,989)	(3,150,537)

Stock based compensation	–	–	137,090	–	137,090

Net loss	–	–	–	(414,318)	(414,318)

Balance, June 30, 2024	65,552,040	$6,556	$10,358,986	$(13,793,307)	$(3,427,765)

Balance, December 31, 2022	61,702,000	$6,171	$8,126,266	$(10,164,675)	$(2,032,238)

Stock based compensation	100,000	10	498,148	–	498,158

Net loss	–	–	–	(807,725)	(807,725)

Balance, March 31, 2023	61,802,000	6,181	8,624,414	(10,972,400)	(2,341,805)

Stock based compensation	300,000	30	646,044	–	646,074

Net loss	–	–	–	(879,869)	(879,869)

Balance, June 30 2023	62,102,000	$6,211	$9,270,458	$(11,852,269)	$(2,575,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(844,260)	$(1,687,594)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	341,680	1,144,232
Net change in:
Prepaid expenses	(19,910)	3,808
Accounts payable	20,683	128,887
Accrued compensation	180,000	90,000
Accrued expenses	99,740	242,790
Accrued expenses, related party	120,692	–
Deferred revenue	23,584	–

CASH FLOWS USED IN OPERATING ACTIVITIES	(77,791)	(77,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	–	39,300
Repayment of advances, related party	–	(1,595)
Repayment of note payable	(5,106)	(4,823)
Proceeds from senior convertible notes payable	–	40,000
Proceeds from issuance of common stock and warrants	80,000	–

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	74,894	72,882

NET CHANGE IN CASH	(2,897)	(4,995)
Cash, beginning of period	5,268	14,320
Cash, end of period	$2,371	$9,325

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expense	$121	$11,652
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Expenses paid on the Company's behalf	$29,247	$1,595
Non-cash increase in prepaid expenses	$11,186	$11,661

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of June 30, 2024, and the results of its operations for the six months then ended. The consolidated balance sheet as of December 31, 2023 is derived from the December 31, 2023 audited financial statements.

Due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to discussion in Note 3.

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of June 30, 2024, Sustainable Housing Development Corporation has not begun operations.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, 2,487,500 of stock warrants, 10,350,000 of stock options and 16,134,050 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss. During the six months ended June 30, 2023, 1,487,500 of stock warrants, 4,050,000 of stock options and 5,686,466 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

Revenue Recognition

Revenue and related costs on construction contracts are recognized as the performance obligations for work are satisfied upon transfer of control in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller commercial systems that require us to deliver functioning SmartGreen™ Home systems are generally completed within two to twelve months from commencement of construction. For residential contracts, the Company recognizes revenue upon completion of the job as determined by final inspection.

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of June 30, 2024 and December 31, 2023, deferred revenue was $23,584 and $0, respectively.

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

Note 3. Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Employment agreements

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. On January 1, 2024, Mr. Douglass reduced his base salary to $120,000. During the six months ended June 30, 2024, the Company recognized $60,000 of expense related to this agreement. As of June 30, 2024 and December 31, 2023, the Company has accrued $322,200 and $262,200, respectively, of compensation payable to Mr. Douglass.

On December 27, 2023, the Company entered into an employment agreement with Mr. Daniel E. Chartock pursuant to which Mr. Chartock agreed to serve as Chief Growth Officer commencing on December 27, 2023, for an initial term of three years. The term will be extended automatically for one year on December 26, 2026 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chartock or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 26, 2026 or the last date to which the term is extended will be the end of the term). Mr. Chartock will receive a base annual salary of $120,000. During the six months ended June 30, 2024, the Company recognized $60,000 of expense related to this agreement. As of June 30, 2024, the Company has accrued $60,000 of compensation payable to Mr. Chartock.

On January 1, 2024, the Company entered into an employment agreement with Mr. Dar-Lon Chang pursuant to which Mr. Chang agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chang or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Chang will receive a base annual salary of $120,000. During the six months ended June 30, 2024, the Company recognized $60,000 of expense related to this agreement. As of June 30, 2024, the Company has accrued $60,000 of compensation payable to Mr. Chang. As additional compensation the Company issued 2,000,000 stock options to purchase the Company’s common stock. The options have a ten-year term and have an exercise price of $0.10 per share. The fair value of the options at issuance was $225,654. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.12, Exercise price, $0.10, Term 10 years, Volatility 129.84%, and Discount rate 3.95% and a dividend yield of 0%.

Advances

During the six months ended June 30, 2024, the Company’s director paid $29,247 of expenses on the Company’s behalf. The advances are unsecured, non-interest bearing and are payable on demand. As of June 30, 2024 and December 31, 2023, advances from related parties totaled $29,247 and $0, respectively.

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

On December 15, 2023, the Company entered into a development agreement with TAG Collective. Per the agreement, TAG Collective will develop an integrated business management platform for the Company. The Company expects the platform to be completed in 2024. In consideration for the platform, the Company issued 1,000,000 shares of the Company’s common stock, valued at $100,000, and issued a $395,000 senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2024, and is convertible at a fixed rate of $0.10. The Company recorded the total consideration paid of $495,000 as a deposit on software as of December 31, 2023. As of June 30, 2024, the deposit on software balance was $495,000.

As of June 30, 2024 and December 31, 2023, the convertible note, related party balance was $749,795 with accrued interest of $30,567 and $657, respectively.

During the six months ended June 30, 2024, the Company incurred marketing fees of $90,782 from TAG Collective for services provided.

Note 5. Advances, Notes Payable and Senior Convertible Notes

Advances

As of June 30, 2024 and December 31, 2023, the Company owes Norbert Klebl $464,741 and accrued interest of $74,358 and $55,820, respectively, related to the funding and purchase of land on the Company’s behalf. The amount owed to Mr. Klebl bears interest at 8% and is secured by land, see Commitments footnote.

Note Payable

In May 2023, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,914 for a one year policy period. The Company financed $11,661 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,225, at an annual interest rate of 10.95%. As of June 30, 2024 and December 31, 2023, the note payable balance was $0 and $5,106, respectively.

In June 2024, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,914 for a one year policy period. The Company financed $11,186 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,178, at an annual interest rate of 11.35%. As of June 30, 2024 and December 31, 2023, the note payable balance was $11,186 and $0, respectively.

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

As of June 30, 2024 and December 31, 2023, the balances on the senior convertible notes were $1,235,000.

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

During the six months ended June 30, 2024, the Company sold 8 Units at a price of $10,000 per Unit to investors for total proceeds of $80,000. Each Unit consists of 100,000 shares of the Company’s common stock and 100,000 warrants. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $1.00 per share at any time on or before December 31, 2025.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2023	1,687,500	$1.88
Granted	800,000	1.00
Exercised	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2024	2,487,500	$1.60

As of June 30, 2024, all outstanding warrants are exercisable and have a weighted average remaining term of 0.91 years. There was no intrinsic value of the outstanding warrants as of June 30, 2024.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2023	8,350,000	$0.10
Granted	2,000,000	0.10
Exercised	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2024	10,350,000	$0.10

During the six months ended June 30, 2024, the Company recognized $274,180 of expense related to outstanding stock options leaving $663,284 of unrecognized expenses related to options. As of June 30, 2024, the outstanding stock options have a weighted average remaining term of 8.59 years with no aggregate intrinsic value.

Note 7. Commitments

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. If the Company does not arrange for a construction loan on the project by December 31, 2022, the property on which the 4-plex is to be built will revert to Mr. Klebl. Subsequent to December 31, 2022, the Company extended the agreement with Mr. Klebl to July 31, 2023. In February 2024, the Company extended the agreement with Mr. Klebl to May 31, 2024. In February 2024, the Company extended the agreement with Mr. Klebl to May 31, 2024. Subsequent to June 30, 2024, the Company extended the agreement with Mr. Klebl to August 31, 2024. Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. As of June 30, 2024 and December 31, 2023, Mr. Klebl is owed $464,741, which is repayable when the development is sold. The amount owed to Mr. Klebl is secured by the property, bears interest at 8% per annum and is repayable when the development is sold.

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

As of June 30, 2024 we were in the development stage.

Results of Operations

Material changes in the line items in our Statement of Income for the six months ended June 30, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	I	Increase due to sales in 2024.
General and Administrative Expenses	D	Decrease in stock based compensation
Interest Expense	I	Increase in interest bearing debt

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition
•	Supply chain cost increases and timing issues
•	Competition
•	Ability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

Our sources and (uses) of cash for the six months ended June 30, 2024 and 2023 were:

	2024	2023
	$	$
Cash used in operations	(77,791)	(77,877)
Advances	–	39,300
Repayment of advances	–	(1,595)
Repayment of note payable	(5,106)	(4,823)
Proceeds from sale of convertible note	–	40,000
Proceeds from sale of common stock and warrants	80,000	–

Our projected capital requirements for the twelve months ending June 30, 2025 are:

Description	Amount
Marketing	$60,000
General and Administrative	$500,000
Research and Development	$60,000

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2025.

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

Contractual Obligations

As of June 30, 2024 we did not have any material capital commitments.

Off-Balance Sheet Arrangements

None.

Going Concern

The unaudited consolidated financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2024, we had not generated any revenue and had not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

Significant Accounting Policies

See Note 2 to the Consolidated Financial Statements included as part of this report for a description of our Significant Accounting Policies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2024.

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

DATED: August 14, 2024	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass, Principal Executive,
Financial and Accounting Officer

