Form 10-K
period 2024-12-31
GeoSolar Technologies, Inc.
filed 2025-04-15
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2024

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 000-56721

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 was approximately $8,320,000.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 65,662,040 shares of common stock as of April 10, 2025.

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

Homeowners also have the option for an air-sourced heat pump, which does not require drilling (saving $30,000 or more) and we believe that current pricing trends will make these as cost-effective as a furnace or central air replacement during its normal replacement lifespan.

SmartGreen OS™

The Company has made a sizable investment in building a platform that integrates our system and makes it easier to execute the planning process of a SmartGreen retrofit, for both our engineers and homeowners. We call this platform SmartGreen OS™. SmartGreen OS™ is the cutting-edge platform powering GeoSolar Technologies, transforming how homes and businesses adopt and manage clean energy solutions. Designed to simplify the journey to energy independence and sustainability, SmartGreen OS™ streamlines project execution, enhances customer engagement, and maximizes energy efficiency through AI-driven intelligence. The Company filed for a patent on this platform in November 2024.

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

Patents and Trademarks

The trademarks currently owned by the Company, and for which it intends to seek federal transaction registration are the marks, GeoSolar Technologies (and its design), SmartGreen™ Home, and Leading the Clean Electric Home Revolution™. The Company may federally register other trademarks in the future as the need arises. The Company on May 17, 2021, applied for a United States Patent on its System to Decarbonize, Ventilate and Electrify a Dwelling. This application is currently in review with the United States Patent and Trademark Office.

Additionally, on November 27, 2024, we filed a patent application titled “Energy System Analysis, Planning, Installation Scheduling, and Management” for the platform we refer to as SmartGreen OS. The functions of this system are mentioned earlier in this filing. This application is currently in review with the United States Patent and Trademark Office.

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

As of the date of this report, the Company had performed four SmartGreen Home™ retrofits. The first SmartGreen Home™ system we installed was to test the system in a "live" environment and the amount we received for installing the system was credited to research and development expenses. The remaining were performed in 2024 as we exited our R&D phase and entered production. There can be no assurance that the Company will generate any material profit from the sale of the Company's SmartGreen Home™.

We have a history of losses and have just begun generating revenue.

During the year ended December 31, 2024, we had a net loss of $1,537,893. Since our inception (December 2, 2020) through December 31, 2024, we have generated only limited revenue. There can be no assurance that we will ever be profitable.

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

Expiration of Tax Credits

The sale of solar and geothermal energy systems has benefitted from federal investment tax credits which lowers the effective cost of these systems to homeowners. However, these tax credits are set to expire in 2032. Although there is hope that these tax credits will be extended, there can be no assurance that they will be extended in which case the net cost of the SmartGreen Home™ system to the homeowner will increase significantly.

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

Trades of the Company’s common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

Shown below is the range of high and low closing prices for our common stock as reported by the OTC Markets Group for the periods presented:

Quarter Ended	High	Low
December 31, 2023	$0.25	$0.05
March 31, 2024	$0.43	$0.05
June 30, 2024	$0.20	$0.03
September 30, 2024	$0.16	$0.01
December 31, 2024	$0.03	$0.004

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

As of the date of this report, we had approximately 200 shareholders of record and 65,662,040 outstanding shares of common stock.

Other Shares Which May Be Issued

The following table lists additional shares of our common stock which may be issued as the result of the conversion of notes or the exercise of outstanding options or warrants:

	Number of Shares	Note Reference
Senior convertible notes payable	16,766,121	Note 5
Stock warrants	1,000,000	Note 6
Stock options	10,350,000	Note 6

Shares Available for Sale Pursuant to Rule 144

As of the date of this report, we had 65,662,040 outstanding shares of common stock, of which approximately 55,350,000 shares were available for sale pursuant to Rule 144 of the Securities and Exchange Commission. Rule 144 provides, in essence, that a person who is not affiliated with the Company may, after six months from the date of acquisition, sell restricted securities without restriction, provided the Company files 10-K and 10-Q reports with the Securities and Exchange Commission and is current in its filings with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Colorado on December 2, 2020. We are currently in the development stage and have earned only limited revenues.

Results of Operations

Material changes in the line items in our Statement of Operations for the year ended December 31, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	I	Increase due to sales from two customers in 2024.
General and Administrative Expenses	D	Decrease in stock based compensation
Interest Expense	I	Increase due to outstanding interest bearing debt

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition
•	Supply chain cost increases and timing issues
•	Competition
•	Ability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $9,943 and a working capital deficit of $4,908,696. We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties.

Our sources and (uses) of cash for the years ended December 31, 2024 and 2023 were:

	2024	2023
	$	$
Cash used in operations	(63,929)	(276,079)
Proceeds from advances	–	39,300
Repayment of advances	–	(39,300)
Proceeds from advances, related party	3,495	–
Repayment of advances, related party	(3,200)	(1,595)
Repayment of note payable	(11,691)	(11,378)
Proceeds from sale of convertible notes	–	240,000
Proceeds from sale of common stock and warrants	80,000	40,000

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2026.

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

Contractual Commitments and Obligations

As of December 31, 2024, we did not have any material contractual commitments or obligations.

 Off-Balance Sheet Arrangements

None.

Significant Accounting Policies

For a discussion of our significant accounting policies please see Note 2 to the financial statements included as part of this report. Management determined there were no critical accounting policies.

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

Going Concern

The consolidated financial statements accompanying this report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At December 31, 2024, we have had only limited revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

GeoSolar Technologies, Inc.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$9,943	$5,268
Prepaid expenses	6,631	11,631
Total current assets	16,574	16,899

Noncurrent assets:
Deposit on software, related party	495,000	495,000
Land	464,741	464,741
Total noncurrent assets	959,741	959,741

Total assets	$976,315	$976,640

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$369,757	$312,839
Accrued compensation	622,200	262,200
Accrued expenses	1,098,480	921,487
Accrued expenses, related party	290,138	657
Advances	494,741	494,741
Advances, related party	60,558	–
Note payable	4,601	5,106
Senior convertible notes payable, related party	749,795	749,795
Senior convertible notes payable	1,235,000	1,235,000
Total current liabilities	4,925,270	3,981,825
Total liabilities	4,925,270	3,981,825

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 65,552,040 and 64,252,040 shares issued and outstanding, respectively	6,556	6,426
Additional paid in capital	10,531,429	9,937,436
Accumulated deficit	(14,486,940)	(12,949,047)
Total stockholders' deficit	(3,948,955)	(3,005,185)
Total liabilities and stockholders' deficit	$976,315	$976,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

(Unaudited)

	December 31, 2024	December 31, 2023

Revenue	$94,424	$–
Total revenue	94,424	–

Cost of revenue	77,344	–
Total cost of revenue	77,344	–

Gross profit	17,080	–

Operating expenses:
General and administrative	1,291,526	2,637,069

Total operating expenses	1,291,526	2,637,069

Other expenses:

Interest expense	(263,447)	(147,303)

Total other expenses	(263,447)	(147,303)

Net loss	$(1,537,893)	$(2,784,372)

Net loss per common share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic	65,432,914	62,141,288
Diluted	65,432,914	62,141,288

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2022	61,702,000	$6,171	$8,126,266	$(10,164,675)	$(2,032,238)

Units issued for cash	400,000	40	39,960	–	40,000

Common shares issued for deposit on software, related party	1,000,000	100	99,900	–	100,000

Stock based compensation	1,150,040	115	1,671,310	–	1,671,425

Net loss	–	–	–	(2,784,372)	(2,784,372)

Balance, December 31, 2023	64,252,040	6,426	9,937,436	(12,949,047)	(3,005,185)

Units issued for cash	800,000	80	79,920	–	80,000

Stock based compensation	500,000	50	514,073	–	514,123

Net loss	–	–	–	(1,537,893)	(1,537,893)

Balance, December 31, 2024	65,552,040	$6,556	$10,531,429	$(14,486,940)	$(3,948,955)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

(Unaudited)

	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,537,893)	$(2,784,372)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	514,123	1,671,425
Net change in:
Prepaid expenses	16,186	6,764
Accounts payable	117,181	182,980
Accrued compensation	360,000	155,000
Accrued expenses	176,993	491,467
Accrued expenses, related party	289,481	657

CASH FLOWS USED IN OPERATING ACTIVITIES	(63,929)	(276,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	–	39,300
Repayment of advances	–	(39,300)
Proceeds from advances, related party	3,495	–
Repayment of advances, related party	(3,200)	(1,595)
Repayment of note payable	(11,691)	(11,378)
Proceeds from senior convertible notes payable	–	240,000
Proceeds from issuance of common stock and warrants	80,000	40,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	68,604	267,027

NET CHANGE IN CASH	4,675	(9,052)
Cash, beginning of period	5,268	14,320
Cash, end of period	$9,943	$5,268

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$602	$571
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Expenses paid on the Company's behalf	$60,263	$1,595
Financing of prepaid insurance premiums	$11,186	$11,661
Common shares issued for deposit on software, related party	$–	$100,000
Senior convertible note, related party issued for accrued expenses	$–	$354,795
Senior convertible notes payable, related party issued for deposit on software	$–	$395,000

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

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of December 31, 2024, Sustainable Housing Development Corporation has not begun operations.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, 1,000,000 of stock warrants, 10,350,000 of stock options and 16,766,121 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss. During the year ended December 31, 2023, 1,687,500 stock warrants, 8,350,000 stock options and 15,508,840 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

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

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of December 31, 2024 and 2023, deferred revenue was $0.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Employment agreements

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. On January 1, 2024, Mr. Douglass reduced his base salary to $120,000. During the year ended December 31, 2024, the Company recognized $120,000 of expense related to this agreement. As of December 31, 2024 and 2023, the Company has accrued $382,200 and $262,200, respectively, of compensation payable to Mr. Douglass.

On December 27, 2023, the Company entered into an employment agreement with Mr. Daniel E. Chartock pursuant to which Mr. Chartock agreed to serve as Chief Growth Officer commencing on December 27, 2023, for an initial term of three years. The term will be extended automatically for one year on December 26, 2026 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chartock or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 26, 2026 or the last date to which the term is extended will be the end of the term). Mr. Chartock will receive a base annual salary of $120,000. During the year ended December 31, 2024, the Company recognized $120,000 of expense related to this agreement. As of December 31, 2024, the Company has accrued $120,000 of compensation payable to Mr. Chartock.

On January 1, 2024, the Company entered into an employment agreement with Mr. Dar-Lon Chang pursuant to which Mr. Chang agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chang or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Chang will receive a base annual salary of $120,000. During the year ended December 31, 2024, the Company recognized $120,000 of expense related to this agreement. As of December 31, 2024, the Company has accrued $120,000 of compensation payable to Mr. Chang. As additional compensation the Company issued 2,000,000 stock options to purchase the Company’s common stock. The options have a ten-year term and have an exercise price of $0.10 per share. The fair value of the options at issuance was $225,654. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.12, Exercise price, $0.10, Term 10 years, Volatility 129.84%, and Discount rate 3.95% and a dividend yield of 0%.

Advances

During the year ended December 31, 2024, the Company’s director advanced $3,495 in cash, paid $60,263 of expenses on the Company’s behalf and was repaid $3,200. The advances are unsecured, non-interest bearing and are payable on demand. As of December 31, 2024 and 2023, advances from related parties totaled $60,558 and $0, respectively.

Other

On March 31, 2022, the Company entered into a Media Buying agreement with TAG Collective, a division of CitadelX Technologies Inc., of which Mr. Chartock is a Partner. On December 27, 2023, the Company converted $354,795 of accrued expense with TAG Collective into a senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2024, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10.

On December 15, 2023, the Company entered into a development agreement with TAG Collective. Per the agreement, TAG Collective will develop an integrated business management platform for the Company. The Company expects the platform to be completed in 2024. In consideration for the platform, the Company issued 1,000,000 shares of the Company’s common stock, valued at $100,000, and issued a $395,000 senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2024, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. The Company recorded the total consideration paid of $495,000 as a deposit on software as of December 31, 2023. As of December 31, 2024, the deposit on software balance was $495,000.

As of December 31, 2024 and 2023, the convertible note, related party balance was $749,795 with accrued interest of $60,805 and $657, respectively.

During the year ended December 31, 2024, the Company incurred marketing fees of $229,333 from TAG Collective for services provided.

Note 5. Advances, Notes Payable and Senior Convertible Notes

Advances

As of December 31, 2024 and 2023, the Company owed Norbert Klebl $464,741 and accrued interest of $93,101 and $55,820, respectively, related to the funding and purchase of land on the Company’s behalf. The amount owed to Mr. Klebl bears interest at 8% and is secured by land, see Commitments footnote. As of December 31, 2004 and 2023, the advances balance totaled $494,741.

Note Payable

In May 2023, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,914 for a one year policy period. The Company financed $11,661 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,225, at an annual interest rate of 10.95%. As of December 31, 2024 and 2023, the note payable balance was $0 and $5,106, respectively.

In June 2024, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,914 for a one year policy period. The Company financed $11,186 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,178, at an annual interest rate of 11.35%. As of December 31, 2024 and 2023, the note payable balance was $4,601 and $0, respectively.

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

On July 23, 2023, the Company issued a senior convertible note in the principal amount of $200,000. The note is unsecured, bears interest at 8% per year and matures on December 31, 2024. At the option of the holder, the note can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. The note is currently past due.

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

As of December 31, 2024 and 2023, the balances on the senior convertible notes were $1,235,000.

Note 6. Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

2024

On January 5, 2024, the Company issued 500,000 shares of common stock to a consultant for services. The shares vest upon issuance. Based on the $0.135 per share fair value using the cash selling price at the time of issuance, the Company recognized an expense of $67,500 related to the issuance of shares.

During the year ended December 31, 2024, the Company sold 8 Units at a price of $10,000 per Unit to investors for total proceeds of $80,000. Each Unit consists of 100,000 shares of the Company’s common stock and 100,000 warrants. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $1.00 per share at any time on or before December 31, 2025.

2023

On June 19, 2022, the Company entered into a one-year contract with SRAX, Inc. (“SRAX”). In exchange for the right to use the SRAX Sequire platform, in connection with the Company’s Regulation A Offering, the Company agreed to issue SRAX 1,250,000 shares of its restricted common stock. Per the agreement, the shares are subject to a price adjustment if the Company issues any common stock or common stock equivalents less than $1.00 per share. On July 13, 2022, the Company issued 1,250,000 shares to SRAX. The Company recorded the $1,250,000 in additional paid in capital and will recognize the expense over the life of the contract. During the year ended December 31, 2023, the Company recognized $572,917 of stock-based compensation related to this agreement, respectively. As of December 31, 2023, the Company had $0 of unrecognized expense of stock-based compensation related to this issuance, respectively.

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

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	1,487,500	$2.00
Granted	200,000	1.00
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2023	1,687,500	1.88
Granted	800,000	1.00
Exercised	–	–
Forfeited and expired	(1,487,500)	2.00
Outstanding at December 31, 2024	1,000,000	$1.00

As of December 31, 2024, all outstanding warrants are exercisable and have a weighted average remaining term of 1.00 year. There was no intrinsic value of the outstanding warrants as of December 31, 2024.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	4,050,000	$0.11
Granted	4,300,000	0.10
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2023	8,350,000	0.10
Granted	2,000,000	0.10
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2024	10,350,000	$0.10

During the year ended December 31, 2024, the Company recognized $446,623 of expense related to outstanding stock options leaving $490,841 of unrecognized expenses related to options. As of December 31, 2024, the outstanding stock options have a weighted average remaining term of 8.09 years with no aggregate intrinsic value.

Note 7. Commitments

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. If the Company does not arrange for a construction loan on the project by December 31, 2022, the property on which the 4-plex is to be built will revert to Mr. Klebl. Subsequent to December 31, 2022, the Company extended the agreement with Mr. Klebl to July 31, 2023. In February 2024, the Company extended the agreement with Mr. Klebl to May 31, 2024. Subsequent to June 30, 2024, the Company extended the agreement with Mr. Klebl to August 31, 2024. Subsequent to September 30, 2024, the Company extended the agreement with Mr. Klebl to November 30, 2024. Subsequent to December 31, 2024, the Company extended the agreement with Mr. Klebl to June 30, 2025. Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. As of December 31, 2024 and, 2023, Mr. Klebl is owed $464,741, which is repayable when the development is sold. The amount owed to Mr. Klebl is secured by the property, bears interest at 8% per annum and is repayable when the development is sold.

Note 8. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Income tax benefit computed at the statutory rate	$323,000	$585,000
Tax effect of:
Non-deductible expenses	(108,000)	(351,000)
Change in valuation allowance	(215,000)	(234,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2024	2023
Deferred income tax assets
Net operating losses	$1,065,000	$850,000
Valuation allowance	(1,065,000)	(850,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $5,000,000. Such amounts are subject to IRS code section 382 limitations.

U.S. federal income tax returns after 2020 remain open to examination. Generally, state income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2024 and December 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2024 and December 31, 2023, there were no penalties or interest recorded in income tax expense.

Note 9. Subsequent Events

On March 31, 2025, the Company converted marketing fees of $229,333 due to TAG Collective for services provided into a convertible note payable. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2025, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.02.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2024 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2024.

ITEM 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
A. Stone Douglass	77	CEO and Director
Dar-Lon Chang	48	President
Daniel Chartock	38	Chief Growth Officer and Executive Vice President of Operations

Mr. Douglass has been the Chief Executive Officer and a Director of the Company since December, 2020. Mr. Douglass has been the:

•	Chief Financial Officer and a Director of David Kind, Inc., a Venice, California-based online eyewear brand, since June 2013.

•	Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016.

•	Chief Financial Officer and a Director of P5 Systems, Inc., a San Diego based technology platform known as the Craig's List of cannabis, servicing the legal cannabis value chain, between since March 2018 and February 2024.

•	Chairman, CEO and CFO of Digipath, Inc (DIGP), a La Vegas-based cannabis laboratory company since August of 2021.

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

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our directors, to the extent required. Our directors believe that the cost of associated with such committees has not been justified under our current circumstances.  During the year ended December 31, 2024, we did not compensate any person for serving as an officer or a director.

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

As of the date of this report we had issued 10,350,000 options, shares of common stock, or other awards pursuant to the Plan.

Compensation Table

The following table sets forth in summary form the compensation received by our Chief Executive Officer for the years ended December 31, 2024 and 2023:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total

A. Stone Douglass	2024	$120,000	$–	$–	$–	$–	$–	$120,000
Chief Executive Officer	2023	$180,000	$–	$–	$–	$–	$–	$180,000

Dar-Lon Chang President	2024	$120,000	$–	$–	$225,654	$–	$–	$345,654

Daniel E. Chartock	2024	$120,000	$–	$–	$–	$–	$–	$120,000
Chief Growth Officer and Executive Vice President of Operations	2023	$–	$–	$–	$364,199	$–	$–	$364,199

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(5)	The dollar value of cash earned under the short-term incentive plan.
(6)	All other compensation that could not be properly reported in any other column.

Dar-Lon Chang was not appointed as an officer of the Company until January 2024.

The following shows the amount we expect to pay our executive officers and the amount of time they expect to devote to our business during the year ending December 31, 2025.

	Projected Monthly	Percent of Time to Be
Name	Compensation	Devoted to our Business
A. Stone Douglass	$10,000	80%
Dar-Lon Chang	$10,000	80%
Daniel E. Chartock	$10,000	50%

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

On January 1, 2024, the Company entered into an employment agreement with Mr. Dar-Lon Chang pursuant to which Mr. Chang agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chang or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Chang will receive a base annual salary of $120,000. As additional compensation, the Company issued 3,300,000 stock options to Mr. Chang. The options have a ten-year term and have an exercise price of $0.10 per share.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Equity Incentive Plan as of December 31, 2024, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c )
Equity Incentive Plan	9,832,806	10,350,000	$0.10	–

The Company’s Equity Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of the date of this report, concerning the stock options and stock bonuses granted pursuant to the Equity Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/ Shares Under the Plan
9,832,806	10,350,000	–	–

Since our inception, we have not compensated any person for acting as a director.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Name	Shares Owned (1)	Percent of Outstanding Shares
A. Stone Douglass	5,400,000	8.3%
Dar-Lon Chang	2,600,000	4.0%
Daniel E. Chartock	5,300,000(2)	7.5%

(1)	Includes shares issuable upon the exercise of the following options.

(2)	Includes 1,300,000 shares owned by a company controlled by Mr. Chartock.

Option Holder	Shares Issuable Upon Exercise of Options	Option Exercise Price	Option Expiration Date
A. Stone Douglass	2,000,000	$0.10	8/1/2031
Dar-Lon Chang	2,300,000	$0.10	12/7/2033 – 1/1/2034
Daniel E. Chartock	4,000,000	$0.10	12/24/2033

The Company does not have any policies or practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company.

The Company did not grant any options to it executive officer within a period starting four business days before and ending one business day after the filing of the Company’s Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information (other than a Form 8-K used to disclose the grant of a new material option award under Item 5.02(e) of Form 8-K).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2023, the Company repaid $1,595 of advances from the Company’s sole director. During the year ended December 31, 2024, the Company’s director advanced $3,495 in cash, paid $60,263 of expenses on the Company’s behalf and was repaid $3,200. The advances are unsecured, non-interest bearing and are payable on demand. As of December 31, 2024 and 2023, advances from related parties totaled $60,558 and $0, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2024	2023
Audit fees	$78,500	$78,500
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees	$78,500	$78,500

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Director.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of the Company
3.3 *	Form of Warrant sold to private investors
3.4 *	Equity Incentive Plan
10.1 *	Separation Agreement with Fourth Wave Energy, Inc.
10.2 **	Employment Agreement with A. Stone Douglass
10.3 ***	Employment Agreement with Dar-Lon Chang
10.4 ***	Employment Agreement with Daniel E. Chartock
19 ***	Insider Trading Policy and Procedures
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS****	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH****	Inline XBRL Taxonomy Extension Schema Document
101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104****	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company's registration statement on Form S-1 (File # 333-255887).

**	Incorporated by reference to Exhibit 6.3 filed with the Company’s Notification on Form 1-A (file #024-11859).

***	Incorporated by reference to the same exhibit filed with the Company's 10-K on March 22, 2024.

****	To be filed by amendment.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2025.

DATED: April 15, 2025	GEOSOLAR TECHNOLOGIES, INC.

	By:	/s/ A. Stone Douglass
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

