Form 10-Q
period 2025-06-30
GeoSolar Technologies, Inc.
filed 2025-08-14
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

 7

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,552,040 shares of common stock outstanding as of August 14, 2025.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

(Unaudited, Not Reviewed)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$16,057	$9,943
Prepaid expenses	–	6,631
Total current assets	16,057	16,574

Noncurrent assets:
Deposit on software, related party	–	495,000
Land	464,741	464,741
Total noncurrent assets	464,741	959,741

Total assets	$480,798	$976,315

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$429,433	$369,757
Accrued compensation	802,200	622,200
Accrued expenses	1,173,788	1,098,480
Accrued expenses, related party	538,756	290,138
Advances	505,764	494,741
Advances, related party	61,735	60,558
Note payable	–	4,601
Senior convertible notes payable, related party	2,159,775	749,795
Senior convertible notes payable	1,235,000	1,235,000
Total current liabilities	6,906,451	4,925,270
Total liabilities	6,906,451	4,925,270

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized,65,552,040 shares issued and outstanding, respectively	6,556	6,556
Additional paid in capital	10,683,525	10,531,429
Accumulated deficit	(17,115,734)	(14,486,940)
Total stockholders' deficit	(6,425,653)	(3,948,955)
Total liabilities and stockholders' deficit	$480,798	$976,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2025 and 2024

(Unaudited, Not Reviewed)

	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$14,734	$12,315	$15,049	$12,315
Total revenue	14,734	12,315	15,049	12,315

Cost of revenue	11,923	10,293	11,923	10,293
Total cost of revenue	11,923	10,293	11,923	10,293

Gross profit	2,811	2,022	3,126	2,022

Operating expenses:
General and administrative	270,389	362,920	2,472,190	739,314

Total operating expenses	270,389	362,920	2,472,190	739,314

Other expenses:

Interest expense	(90,129)	(53,420)	(159,730)	(106,968)

Total other expenses	(90,129)	(53,420)	(159,730)	(106,968)

Net loss	$(357,707)	$(414,318)	$(2,628,794)	$(844,260)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted average common shares outstanding:
Basic	65,552,040	65,552,040	65,552,040	65,312,480
Diluted	65,552,040	65,552,040	65,552,040	65,312,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended June 30, 2025 and 2024

(Unaudited, Not Reviewed)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2024	65,552,040	$6,556	$10,531,429	$(14,486,940)	$(3,948,955)

Stock based compensation	–	–	76,048	–	76,048

Net loss	–	–	–	(2,271,087)	(2,271,087)

Balance, March 31, 2025	65,552,040	6,556	10,607,477	(16,758,027)	(6,143,994)

Stock based compensation	–	–	76,048	–	76,048

Net loss	–	–	–	(357,707)	(357,707)

Balance, June 30, 2025	65,552,040	$6,556	$10,683,525	$(17,115,734)	$(6,425,653)

Balance, December 31, 2023	64,252,040	$6,426	$9,937,436	$(12,949,047)	$(3,005,185)

Units issued for cash	800,000	80	79,920	–	80,000

Stock based compensation	500,000	50	204,540	–	204,590

Net loss	–	–	–	(429,942)	(429,942)

Balance, March 31, 2024	65,552,040	6,556	10,221,896	(13,378,989)	(3,150,537)

Stock based compensation	–	–	137,090	–	137,090

Net loss	–	–	–	(414,318)	(414,318)

Balance, June 30, 2024	65,552,040	$6,556	$10,358,986	$(13,793,307)	$(3,427,765)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024

(Unaudited, Not Reviewed)

	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,628,794)	$(844,260)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	152,096	341,680
Net change in:
Prepaid expenses	6,631	(19,910)
Deposit on software, related party	495,000	–
Accounts payable	70,699	20,683
Accrued compensation	180,000	180,000
Accrued expenses	75,319	99,740
Accrued expenses, related party	1,658,598	120,692
Deferred revenue	–	23,584

CASH FLOWS USED IN OPERATING ACTIVITIES	9,549	(77,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(3,435)	(5,106)
Proceeds from issuance of common stock and warrants	–	80,000

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,435)	74,894

NET CHANGE IN CASH	6,114	(2,897)
Cash, beginning of period	9,943	5,268
Cash, end of period	$16,057	$2,371

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$109	$121
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Non-cash proceeds on convertible note, related party	$1,409,980	$–
Expenses paid on the Company's behalf	$12,200	$29,247
Non-cash increase in prepaid expenses	$–	$11,186

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of June 30, 2025, and the results of its operations for the three and six months then ended. The consolidated balance sheet as of December 31, 2024 is derived from the December 31, 2024 unaudited financial statements.

Due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to discussion in Note 3.

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of June 30, 2025, Sustainable Housing Development Corporation has not begun operations.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the six months ended June 30, 2025 and 2024. During the six months ended June 30, 2025, 1,000,000 stock warrants, 10,350,000 stock options and 97,763,939 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss. During the six months ended June 30, 2024, 2,487,500 of stock warrants, 10,350,000 of stock options and 16,134,050 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

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

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of June 30, 2025 and December 31, 2024, the deferred revenue was $0, respectively.

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

Note 3. Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2025, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Employment agreements

On January 5, 2021, the Company entered into an employment agreement with Mr. Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. On January 1, 2024, Mr. Douglass reduced his base salary to $120,000. During the six months ended June 30, 2025, the Company recognized $60,000 of expense related to this agreement. As of June 30, 2025 and December 31, 2024, the Company has accrued $442,200 and $382,200, respectively, of compensation payable to Mr. Douglass.

On December 27, 2023, the Company entered into an employment agreement with Mr. Daniel E. Chartock pursuant to which Mr. Chartock agreed to serve as Chief Growth Officer commencing on December 27, 2023, for an initial term of three years. The term will be extended automatically for one year on December 26, 2026 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chartock or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 26, 2026 or the last date to which the term is extended will be the end of the term). Mr. Chartock will receive a base annual salary of $120,000. During the six months ended June 30, 2025, the Company recognized $60,000 of expense related to this agreement. As of June 30, 2025 and December 31, 2024, the Company has accrued $180,000 and $120,000 of compensation payable to Mr. Chartock, respectively.

On January 1, 2024, the Company entered into an employment agreement with Mr. Dar-Lon Chang pursuant to which Mr. Chang agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chang or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Chang will receive a base annual salary of $120,000. During the six months ended June 30, 2025, the Company recognized $60,000 of expense related to this agreement. As of June 30, 2025 and December 31, 2024, the Company has accrued $180,000 and $120,000 of compensation payable to Mr. Chang, respectively

Advances

During the six months ended June 30, 2025, an officer of Company’s paid $1,177 of expenses on the Company’s behalf. The advances are unsecured, non-interest bearing and are payable on demand. As of June 30, 2025 and December 31, 2024, advances from related parties totaled $61,735 and $60,558, respectively.

Convertible notes

On March 31, 2022, the Company entered into a Media Buying agreement with NarrativIQ, a division of CitadelX Technologies Inc., of which Mr. Chartock is a Partner. On December 27, 2023, the Company converted $354,795 of accrued expense with TAG Collective into a senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2024, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. On January 1, 2025, the Company entered into a note agreement with CitadelX Technologies Inc. to consolidate the accrued interest of $28,460 and the principal amount of $354,795 into a new note with a principal balance of $383,255. The note is unsecured, bears interest at 8% per year, is due and payable on January 1, 2026, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.025.

On December 15, 2023, the Company entered into a development agreement with CitadelX Technologies Inc. Per the agreement, CitadelX Technologies Inc. will develop an integrated business management platform for the Company. The Company expects the platform to be completed in 2024. In consideration for the platform, the Company issued 1,000,000 shares of the Company’s common stock, valued at $100,000, and issued a $395,000 senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2024, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. The Company recorded the total consideration paid of $495,000 as a deposit on software as of December 31, 2024. On January 1, 2025, the Company entered into a note agreement with CitadelX Technologies Inc. to consolidate the accrued interest of $31,687 and the principal amount of $395,000 into a new note with a principal balance of $426,687. The note is unsecured, bears interest at 8% per year, is due and payable on January 1, 2026, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.025. On March 31, 2025, the Company reclassified the $495,000 deposit on software to general and administrative expense.

During the six months ended June 30, 2025, the Company incurred fees of $1,105,305 from CitadelX Technologies Inc. for the development of the SmartGreen OS™, a Smart Energy Planning and Management platform. In consideration for the SmartGreen OS™ platform, the Company issued a $1,105,305 senior convertible note. The note is unsecured, bears interest at 8% per year, is due and payable on January 31, 2026, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.025.

On March 31, 2025, the Company converted marketing fees and interest of $244,528 due to NarrativIQ for services provided into a convertible note payable. The note is unsecured, bears interest at 8% per year, is due and payable on December 31, 2025, and is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.025.

As of June 30, 2025 and December 31, 2024, the convertible note, related party balance was $2,159,775 and $749,795 with accrued interest of $59,713 and $60,805, respectively.

Other

During the six months ended June 30, 2025, the Company incurred marketing fees from NarrativIQ and developments fees from CitadelX Technologies Inc. of $99,451 and $379,592 from NarrativIQ for services provided, respectively, which were recorded in accrued expenses, related party.

Note 5. Advances, Notes Payable and Senior Convertible Notes

Advances

During the six months ended June 30, 2025, Norbert Klebl paid $11,023 of expenses on the Company’s behalf. As of June 30, 2025 and December 31, 2024, the Company owed Mr. Klebl $475,764 and $464,741 with accrued interest of $102,268 and $93,101, respectively, related to the funding and purchase of land on the Company’s behalf. The amount owed to Mr. Klebl bears interest at 8% and is secured by land, see Commitments footnote. As of June 30, 2025 and December 31, 2024, the advances balance totaled $494,741.

Note Payable

In June 2024, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,914 for a one year policy period. The Company financed $11,186 of the policy over a ten month period. The monthly payments under the agreement are due in ten installments of $1,178, at an annual interest rate of 11.35%. As of June 30, 2025 and December 31, 2024, the note payable balance was $0 and $4,601, respectively.

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

As of June 30, 2025 and December 31, 2024, the balances on the senior convertible notes were $$1,235,000.

Note 6. Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2024	1,000,000	$1.00
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2025	1,000,000	$1.00

As of June 30, 2025, all outstanding warrants are exercisable and have a weighted average remaining term of 0.50 years. There was no intrinsic value of the outstanding warrants as of June 30, 2025.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2024	10,350,000	$0.10
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2025	10,350,000	$0.10

During the six months ended June 30, 2025, the Company recognized $152,096 of expense related to outstanding stock options leaving $338,745 of unrecognized expenses related to options. As of June 30, 2025, the outstanding stock options have a weighted average remaining term of 7.59 years with no aggregate intrinsic value.

Note 7. Commitments

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. If the Company does not arrange for a construction loan on the project by December 31, 2022, the property on which the 4-plex is to be built will revert to Mr. Klebl. Subsequent to December 31, 2022, the Company extended the agreement with Mr. Klebl to July 31, 2023. In February 2024, the Company extended the agreement with Mr. Klebl to May 31, 2024. Subsequent to June 30, 2024, the Company extended the agreement with Mr. Klebl to August 31, 2024. Subsequent to September 30, 2024, the Company extended the agreement with Mr. Klebl to November 30, 2024. Subsequent to December 31, 2024, the Company extended the agreement with Mr. Klebl to June 30, 2025. Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. As of June 30, 2025 and December 31, 2024, Mr. Klebl is owed $464,741, which is repayable when the development is sold. The amount owed to Mr. Klebl is secured by the property, bears interest at 8% per annum and is repayable when the development is sold.

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

As of June 30, 2025 we were in the development stage.

1

Results of Operations

Material changes in the line items in our Consolidated Statements of Operations for the six months ended June 30, 2025, as compared to the same period last year, are discussed below:

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

Liquidity and Capital Resources

Our sources and (uses) of cash for the six months ended June 30, 2025 and 2024 were:

	2025	2024
Cash provided by(used in) operations	9,549	(77,791)
Repayment of note payable	(3,435)	(5,116)
Proceeds from sale of common stock and warrants	–	80,000

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2026.

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

Contractual Obligations

As of June 30, 2025 we did not have any material capital commitments.

As of June 30, 2025, and since our inception in December 2020, we:

•	generated only $15,049 in revenue;
•	had completed the installation of one SmartGreen™ clean energy system and we were completing the installation of a second clean energy system; and
•	had a firm backlog of $0.

2

Off-Balance Sheet Arrangements

None.

Going Concern

The unaudited consolidated financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2025, we had not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

PART II. OTHER INFORMATION

Item 5.	Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2025.

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

DATED: August 14, 2025	GEOSOLAR TECHNOLOGIES, INC.

By: /s/ A. Stone Douglass
A. Stone Douglass, Principal Executive,
Financial and Accounting Officer

5