Form 10-K
period 2025-12-31
GeoSolar Technologies, Inc.
filed 2026-03-31
CIK 1838876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2025

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 000-56721

GEOSOLAR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	85-4106353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 Lincoln Avenue, Hasbrouch Heights, NJ 07604

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     Yes  ☐    No  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 was approximately $345,000.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 65,552,040 shares of common stock as of March 31, 2026.

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

Since the Company has only a limited operating history, it is difficult for potential investors to evaluate the Company’s future report. The Company will need to raise enough capital to be able to fund its operations. There can be no assurance that the Company will be profitable or that the Company's securities will have any value.

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

During the year ended December 31, 2025, we had a net loss of $3,832,659. Since our inception (December 2, 2020) through December 31, 2025, we have generated only limited revenue. There can be no assurance that we will ever be profitable.

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

Shown below is the range of high and low closing prices for our common stock as reported by the OTC Markets Group for the periods presented:

Quarter Ended	High	Low
March 31, 2024	0.432	0.045
June 30, 2024	0.200	0.025
September 30, 2024	0.160	0.008
December 31, 2024	0.027	0.004

March 31, 2025	0.008	0.004
June 30, 2025	0.009	0.004
September 30, 2025	0.013	0.005
December 31, 2025	0.012	0.012

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

As of the date of this report, we had approximately 200 shareholders of record and 65,552,040 outstanding shares of common stock.

Other Shares Which May Be Issued

The following table lists additional shares of our common stock which may be issued as the result of the conversion of notes or the exercise of outstanding options or warrants:

	Number of Shares	Note Reference
Senior convertible notes payable	101,577,669	Note 5
Stock warrants	–	Note 6
Stock options	10,350,000	Note 6

Shares Available for Sale Pursuant to Rule 144

As of the date of this report, we had 65,552,040 outstanding shares of common stock, of which approximately 55,350,000 shares were available for sale pursuant to Rule 144 of the Securities and Exchange Commission. Rule 144 provides, in essence, that a person who is not affiliated with the Company may, after six months from the date of acquisition, sell restricted securities without restriction, provided the Company files 10-K and 10-Q reports with the Securities and Exchange Commission and is current in its filings with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Colorado on December 2, 2020. We are currently in the development stage and have earned only limited revenues.

Results of Operations

Material changes in the line items in our Statement of Operations for the year ended December 31, 2025 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	D	Increase due to sales from two customers in 2024.
General and Administrative Expenses	I	Increase due to costs for the development of the SmartGreen OS™ platform
Interest Expense	I	Increase due to outstanding interest bearing debt

The factors that will most significantly affect future operating results are:

•	Timing of raising capital to fund future product development and customer acquisition
•	Supply chain cost increases and timing issues
•	Competition
•	Ability to find workers

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $49 and a working capital deficit of $7,950,368. We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties.

Our sources and (uses) of cash for the years ended December 31, 2025 and 2024 were:

	2025	2024
	$	$
Cash provided by (used) in operations	4,564	(63,929)
Proceeds from advances, related party	–	3,495
Repayment of advances, related party	–	(3,200)
Repayment of advances	(11,023)	–
Repayment of note payable	(3,435)	(11,691)
Proceeds from sale of common stock and warrants	–	80,000

The funding we require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2027.

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

Contractual Commitments and Obligations

As of December 31, 2025, we did not have any material contractual commitments or obligations.

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

Going Concern

The consolidated financial statements accompanying this report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At December 31, 2025, we have had only limited revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances.

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

GeoSolar Technologies, Inc.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

GeoSolar Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$49	$9,943
Prepaid expenses	–	6,631
Total current assets	49	16,574

Noncurrent assets:
Deposit on software, related party	–	495,000
Land	464,741	464,741
Total noncurrent assets	464,741	959,741

Total assets	$464,790	$976,315

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$438,319	$369,757
Accrued compensation	982,200	622,200
Accrued expenses	1,250,845	1,098,480
Accrued expenses, related party	1,327,802	290,138
Advances	494,741	494,741
Advances, related party	61,735	60,558
Note payable	–	4,601
Senior convertible notes payable, related party	2,159,775	749,795
Senior convertible notes payable	1,235,000	1,235,000
Total current liabilities	7,950,417	4,925,270
Total liabilities	7,950,417	4,925,270

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 65,552,040 shares issued and outstanding	6,556	6,556
Additional paid in capital	10,827,416	10,531,429
Accumulated deficit	(18,319,599)	(14,486,940)
Total stockholders' deficit	(7,485,627)	(3,948,955)
Total liabilities and stockholders' deficit	$464,790	$976,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

(Unaudited)

	December 31, 2025	December 31, 2024

Revenue	$15,049	$94,424
Total revenue	15,049	94,424

Cost of revenue	11,923	77,344
Total cost of revenue	11,923	77,344

Gross profit	3,126	17,080

Operating expenses:
General and administrative	3,473,449	1,291,526

Total operating expenses	3,473,449	1,291,526

Other expenses:

Interest expense	(362,336)	(263,447)

Total other expenses	(362,336)	(263,447)

Net loss	$(3,832,659)	$(1,537,893)

Net loss per common share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

Weighted average common shares outstanding:
Basic	65,552,040	65,432,914
Diluted	65,552,040	65,432,914

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2023	64,252,040	$6,426	$9,937,436	$(12,949,047)	$(3,005,185)

Units issued for cash	800,000	80	79,920	–	80,000

Stock based compensation	500,000	50	514,073	–	514,123

Net loss	–	–	–	(1,537,893)	(1,537,893)

Balance, December 31, 2024	65,552,040	6,556	10,531,429	(14,486,940)	(3,948,955)

Stock based compensation	–	–	295,987	–	295,987

Net loss	–	–	–	(3,832,659)	(3,832,659)

Balance, December 31, 2025	65,552,040	$6,556	$10,827,416	$(18,319,599)	$(7,485,627)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GeoSolar Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

(Unaudited)

	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,832,659)	$(1,537,893)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	295,987	514,123
Net change in:
Prepaid expenses	6,631	16,186
Deposit on software, related party	495,000	–
Accounts payable	79,585	117,181
Accrued compensation	360,000	360,000
Accrued expenses	152,376	176,993
Accrued expenses, related party	2,447,644	289,481

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,564	(63,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances, related party	–	3,495
Repayment of advances, related party	–	(3,200)
Repayment of advances	(11,023)	–
Repayment of note payable	(3,435)	(11,691)
Proceeds from issuance of common stock and warrants	–	80,000

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,458)	68,604

NET CHANGE IN CASH	(9,894)	4,675
Cash, beginning of period	9,943	5,268
Cash, end of period	$49	$9,943

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$109	$602
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Non-cash proceeds on convertible note, related party	$1,409,980	$–
Expenses paid on the Company's behalf	$12,200	$60,263
Non-cash increase in prepaid expenses	$–	$11,186

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

On June 6, 2022, the Company formed a new subsidiary in Colorado, Sustainable Housing Development Corporation, to build a four-plex. As of December 31, 2025, Sustainable Housing Development Corporation has not begun operations.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, 10,350,000 stock options and 101,577,669 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss. During the year ended December 31, 2024, 1,000,000 of stock warrants, 10,350,000 of stock options and 16,766,121 shares issuable upon the conversion of senior convertible notes were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss.

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

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of December 31, 2025 and 2024, the deferred revenue was $0.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment. The financial statements of our single operating segment are the financial statements included as part of this report.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. We adopted ASU No. 2023-09 during the year ended December 31, 2025, with no material impact to the Company’s financial statements or results of operations.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its disclosures.

Note 3. Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2025, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is of the opinion that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Employment agreements

On January 5, 2021, the Company entered into an employment agreement with Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of January 1, 2024 or the last date to which the term is extended will be the end of the term). Mr. Douglass will receive a base annual salary of $180,000. On January 1, 2024, Mr. Douglass reduced his base salary to $120,000. During the year ended December 31, 2025, the Company recognized $120,000 of expense related to this agreement. As of December 31, 2025 and 2024, the Company has accrued $502,200 and $382,200, respectively, of compensation payable to Mr. Douglass.

On December 27, 2023, the Company entered into an employment agreement with Daniel E. Chartock pursuant to which Mr. Chartock agreed to serve as Chief Growth Officer commencing on December 27, 2023, for an initial term of three years. The term will be extended automatically for one year on December 26, 2026 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chartock or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 26, 2026 or the last date to which the term is extended will be the end of the term). Mr. Chartock will receive a base annual salary of $120,000. During the year ended December 31, 2025, the Company recognized $120,000 of expense related to this agreement. As of December 31, 2025 and 2024, the Company has accrued $240,000 and $120,000 of compensation payable to Mr. Chartock, respectively.

On January 1, 2024, the Company entered into an employment agreement with Dar-Lon Chang pursuant to which Mr. Chang agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chang or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Chang will receive a base annual salary of $120,000. During the year ended December 31, 2025, the Company recognized $120,000 of expense related to this agreement. As of December 31, 2025 and 2024, the Company has accrued $240,000 and $120,000 of compensation payable to Mr. Chang, respectively

Advances

During the year ended December 31, 2025, an officer of Company’s paid $1,177 of expenses on the Company’s behalf. The advances are unsecured, non-interest bearing and are payable on demand. As of December 31, 2025 and 2024, advances from related parties totaled $61,735 and $60,558, respectively.

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

As of December 31, 2025 and 2024, the convertible notes, related party balance was $2,159,775 and $749,795 with accrued interest of $146,814 and $60,805, respectively.

Other

During the year ended December 31, 2025, the Company incurred marketing fees from NarrativIQ and developments fees from CitadelX Technologies Inc. of $228,447 and $952,541 from NarrativIQ for services provided, respectively, which were recorded in accrued expenses, related party.

Note 5. Advances, Notes Payable and Senior Convertible Notes

Advances

During the year ended December 31, 2025, Norbert Klebl paid $11,023 of expenses on the Company’s behalf and the Company repaid $11,023 of advances. As of December 31, 2025 and 2024, the Company owed Mr. Klebl $464,741 with accrued interest of $130,280 and $93,101, respectively, related to the funding and purchase of land on the Company’s behalf. The amount owed to Mr. Klebl bears interest at 8% and is secured by land, see Commitments footnote. As of December 31, 2025 and 2024, the advances balance totaled $494,741.

Note Payable

In June 2024, the Company entered into a Premium Finance Agreement related to various insurance policies. The policy premiums total $15,914 for a one year policy period. The Company financed $11,186 of the policy over a ten-month period. The monthly payments under the agreement are due in ten installments of $1,178, at an annual interest rate of 11.35%. As of December 31, 2025 and 2024, the note payable balance was $0 and $4,601, respectively.

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

As of December 31, 2025 and 2024, the balances on the senior convertible notes were $1,235,000.

Note 6. Equity

The Company is currently authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	1,687,500	$1.88
Granted	800,000	1.00
Exercised	–	–
Forfeited and expired	(1,487,500)	2.00
Outstanding at December 31, 2024	1,000,000	1.00
Granted	–	–
Exercised	–	–
Forfeited and expired	(1,000,000)	1.00
Outstanding at December 31, 2025	–	$–

As of December 31, 2025, all outstanding warrants are exercisable and have a weighted average remaining term of 0 years. There was no intrinsic value of the outstanding warrants as of December 31, 2025.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	8,350,000	$0.10
Granted	2,000,000	0.10
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2024	10,350,000	0.10
Granted	–	–
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2025	10,350,000	$0.10

During the year ended December 31, 2025, the Company recognized $295,987 of expense related to outstanding stock options leaving $262,697 of unrecognized expenses related to options. As of December 31, 2025, the outstanding stock options have a weighted average remaining term of 7.09 years with no aggregate intrinsic value.

Note 7. Commitments

On July 1, 2022, the Company entered into an agreement with Norbert Klebl to collaborate on the development of the 4-plex in Arvada, Colorado. Mr. Klebl is a co-founder of the GSP technology and is the Development Director for the Company. Per the agreement, the Company or its newly formed subsidiary, Sustainable Housing Development Corporation, will be named developer of the property and Mr. Klebl will be the primary manager of the project. Mr. Klebl paid for the land on which the project will be built and contributed the property to the Company’s subsidiary. The Company will arrange for a construction loan on the project. If the Company does not arrange for a construction loan on the project by December 31, 2022, the property on which the 4-plex is to be built will revert to Mr. Klebl. Subsequent to December 31, 2022, the Company extended the agreement with Mr. Klebl to July 31, 2023. In February 2024, the Company extended the agreement with Mr. Klebl to May 31, 2024. Subsequent to June 30, 2024, the Company extended the agreement with Mr. Klebl to August 31, 2024. Subsequent to September 30, 2024, the Company extended the agreement with Mr. Klebl to November 30, 2024. Subsequent to December 31, 2024, the Company extended the agreement with Mr. Klebl to June 30, 2025. Upon sale of the 4-plex which is to be built on the property, Mr. Klebl will receive the price paid for the property and any advances toward the project. The profits from the sale of the 4-plex, if any, will be allocated 75% to Mr. Klebl and 25% to the Company. As of December 31, 2025 and 2024, Mr. Klebl is owed $464,741, which is repayable when the development is sold. The amount owed to Mr. Klebl is secured by the property, bears interest at 8% per annum and is repayable when the development is sold.

Note 8. Income Tax

The Company adopted ASC 2023-09 during the year ended December 31, 2025 prospectively. The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended				Year Ended
	December 31,				December 31,
	2025				2024
Income tax benefit computed at the statutory rate	$805,000		$21.0%		$323,000		$21.0%
Tax effect of:
Non-deductible expenses	(62,000)		(1.6%	)	(108,000)		(7.0%	)
Change in valuation allowance	(743,000)		(19.4%	)	(215,000)		(14.0%	)
Provision for income taxes	$–	$	–%		$–	$	–%

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2025	2024
Deferred income tax assets
Net operating losses	$1,808,000	$1,065,000
Valuation allowance	(1,808,000)	(1,065,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $8,600,000. Such amounts are subject to IRS code section 382 limitations.

U.S. federal income tax returns after 2020 remain open to examination. Generally, state income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2025 and December 31, 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2025 and December 31, 2024, there were no penalties or interest recorded in income tax expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2025 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2025.

ITEM 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
A. Stone Douglass	78	CEO and Director
Dar-Lon Chang	49	President
Daniel Chartock	39	Chief Growth Officer and Executive Vice President of Operations

Mr. Douglass has been the Chief Executive Officer and a Director of the Company since December, 2020. Mr. Douglass has been the:

•	Chief Financial Officer and a Director of David Kind, Inc., a Venice, California-based online eyewear brand, since June 2013.

•	Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016.

•	Chief Financial Officer and a Director of P5 Systems, Inc., a San Diego based technology platform known as the Craig's List of cannabis, servicing the legal cannabis value chain, between since March 2018 and February 2024.

•	Chairman, CEO and CFO of Digipath, Inc (DIGP), a La Vegas-based cannabis laboratory company since August of 2021.

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

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our directors, to the extent required. Our directors believe that the cost of associated with such committees has not been justified under our current circumstances.  During the year ended December 31, 2025, we did not compensate any person for serving as an officer or a director.

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

Compensation Table

The following table sets forth in summary form the compensation received by our Chief Executive Officer for the years ended December 31, 2025 and 2024:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total

A. Stone Douglass	2025	$–	$–	$–	$–	$–	$–	$–
Chief Executive Officer	2024	$120,000	$–	$–	$–	$–	$–	$120,000

Dar-Lon Chang	2025	$–	$–	$–	$–	$–	$–	$–
President	2024	$120,000	$–	$–	$225,654	$–	$–	$345,654

Daniel E. Chartock	2025	$–	$–	$–	$–	$–	$–	$–
Chief Growth Officer and Executive Vice President of Operations	2024	$120,000	$–	$–	$–	$–	$–	$120,000

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(5)	The dollar value of cash earned under the short-term incentive plan.
(6)	All other compensation that could not be properly reported in any other column.

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

On January 5, 2021, the Company entered into an employment agreement with Stone Douglass pursuant to which Mr. Douglass agreed to serve as Chief Executive Officer commencing on January 1, 2021, for an initial term of three years. The term will be extended automatically for one year on January 1, 2024 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Douglass or the Company provides written notice to the other party that the employment agreement is not to be extended. Mr. Douglass will receive a base annual salary of $180,000. On January 1, 2024, Douglass reduced his base salary to $120,000.

On January 1, 2024, the Company entered into an employment agreement with Dar-Lon Chang pursuant to which Mr. Chang agreed to serve as President commencing on January 1, 2024, for an initial term of three years. The term will be extended automatically for one year on December 31, 2027 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chang or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 30, 2027 or the last date to which the term is extended will be the end of the term). Mr. Chang will receive a base annual salary of $120,000. As additional compensation, the Company issued 3,300,000 stock options to Mr. Chang. The options have a ten-year term and have an exercise price of $0.10 per share.

On December 27, 2023, the Company entered into an employment agreement with Daniel E. Chartock pursuant to which Mr. Chartock agreed to serve as Chief Growth Officer commencing on December 27, 2023, for an initial term of three years. The term will be extended automatically for one year on January 26, 2026 and each annual anniversary thereof (the “Extension Date”) unless, and until, at least ninety days prior to the applicable Extension Date either Mr. Chartock or the Company provides written notice to the other party that the employment agreement is not to be extended (the later of September 26, 2026 or the last date to which the term is extended will be the end of the term). Mr. Chartock will receive a base annual salary of $120,000. As additional compensation, the Company issued 4,000,000 stock options to purchase the Company’s common stock. The options have a ten-year term and have an exercise price of $0.10 per share.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Equity Incentive Plan as of December 31, 2025, the Company’s recently completed fiscal year:

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

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Name	Shares Owned (1)		Percent of Outstanding Shares
A. Stone Douglass	5,400,000		8.2%
Dar-Lon Chang	2,600,000		4.0%
Daniel E. Chartock	5,300,000	(2)	8.1%
All officers and directors as a group (3 persons)	13,300,000		20.3%

(1)	Includes shares issuable upon the exercise of the following options.

Option Holder	Shares Issuable Upon Exercise of Options	Option Exercise Price	Option Expiration Date
A. Stone Douglass	2,000,000	$0.10	8/1/2031
Dar-Lon Chang	2,300,000	$0.10	12/7/2033 – 1/1/2034
Daniel E. Chartock	4,000,000	$0.10	12/24/2033

(2)	Includes 1,300,000 shares owned by a company controlled by Mr. Chartock.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2025, an officer of the Company paid $1,177 of expenses on behalf of the Company. During the year ended December 31, 2024, an officer of the Company advanced $3,495 in cash, paid $60,263 of expenses on the Company’s behalf and was repaid $3,200. The advances are unsecured, non-interest bearing and are payable on demand. As of December 31, 2025 and 2024, advances from related parties totaled $61,735 and $60,558, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2025 and 2024 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2025	2024
Audit fees	$–	$78,500
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees	$–	$78,500

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Director.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of the Company
3.3 *	Form of Warrant sold to private investors
3.4 *	Equity Incentive Plan
10.1 *	Separation Agreement with Fourth Wave Energy, Inc.
10.2 **	Employment Agreement with A. Stone Douglass
10.3 ***	Employment Agreement with Dar-Lon Chang
10.4 ***	Employment Agreement with Daniel E. Chartock
19 ***	Insider Trading Policy and Procedures
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS****	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH****	Inline XBRL Taxonomy Extension Schema Document
101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104****	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company's registration statement on Form S-1 (File # 333-255887).

**	Incorporated by reference to Exhibit 6.3 filed with the Company’s Notification on Form 1-A (file #024-11859).

***	Incorporated by reference to the same exhibit filed with the Company's 10-K on March 22, 2024.

****	to be filed by Amendment

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2026.

DATED: March 31, 2026	GEOSOLAR TECHNOLOGIES, INC.

	By:	/s/ A. Stone Douglass
A. Stone Douglass
Principal Executive, Financial, and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Stone Douglass	Director	March 31, 2026
A. Stone Douglass

